Form 10-K405/A
period 1995-01-31
SCORE BOARD INC
filed 1995-05-31
CIK 813013

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------
                                 FORM 10-K/A-1

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1995
                          Commission File No. 0-16913

                             THE SCORE BOARD, INC.
             (Exact Name of Registrant as specified in its charter)

          New Jersey                              22-2766077
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

             1951 Old Cuthbert Road, Cherry Hill, New Jersey 08034
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (609)354-9000

Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X  No
                                        ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value, as of April 28, 1995, of voting stock of the registrant held by non-affiliates was approximately $53,425,093.

The number of outstanding shares of registrant's Common Stock, $.01 par value, on April 28, 1995 was 11,247,388.

                      Documents Incorporated By Reference:
                                      None

                             THE SCORE BOARD, INC.

                                     INDEX

                  Item                                                     Page
                  ----                                                     ----
PART III          11.      Executive Compensation                             2

                  12.      Security Ownership of Certain Beneficial
                           Owners and Management                              7

                  13.      Certain Relationships and Related
                           Transactions                                       9

PART IV           14.      Exhibits, Financial Statement Schedules,
                           and Reports on Form 8-K                            9

Item 11. Executive Compensation

         The following table sets forth certain summary information concerning the compensation paid to the Company's Chief Executive Officer and other highly compensated executive officers whose total annual salary and bonus were in excess of $100,000 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries for the years ended January 31, 1995, 1994 and 1993:

                           Summary Compensation Table

                                                      |  Long-Term   |
                                                      | Compensation |
                     Annual Compensation              |   Awards     |
 -----------------------------------------------------|--------------|
                   Fiscal                             |              |
 Name              Year                               | Securities   | All Other
 and               Ended                              | Underlying   | Compen-
 Principal         January    Salary       Bonus      | Options      | sation
 Position          31,        ($)          ($)        | (#)          | ($)(1)
 ---------         -------    -------     ------      | ----------   | ---------
 Paul Goldin         1995     172,399          0      |       0      |  12,601
  Chief Executive    1994     219,917          0      |  58,000      |  26,894
  Officer (2)        1993     204,000     50,000      |  50,000      |  33,384
                                                      |              |
 Kenneth Goldin      1995     375,822          0      | 150,000(3)   |  39,499
  Chief Executive    1994     190,750          0      | 120,000      |   8,363
  Officer            1993     174,000     75,000      | 105,000      |   9,989
                                                      |              |
 Michael A. Berkus   1995      10,385          0      |  50,000(4)   | 117,400
 Sr. Vice President                                   |              |
  - Sales &                                           |              |
  Marketing (4)                                       |              |
                                                      |              |
 Michael A. Hoppman  1995     103,608          0      |  10,000      |   8,983
  Vice President -   1994      77,423     15,000      |  18,000      |   4,800
  Finance            1993      61,502     12,500      |  10,000      |       0
                                                      |              |
 Robert H. Gartlan   1995     117,316          0      |       0      | 196,082
  Vice President -   1994      41,667          0      |       0      |   1,200
  Ceramics (5)                                        |              |
                                                      |              |
 Scott Schnell       1995     143,884          0      |  48,750      | 161,054
  Sr. Vice President 1994      92,308     30,000      |  23,000      |   4,800
  Operations (6)     1993      80,915     17,500      |  12,000      |   4,200

 -------------

(1) Includes (a) Company contributions under its profit sharing plan for certain of the Named Executive Officers (Messrs. Paul Goldin $6,045; Kenneth Goldin $3,621; Hoppman $3,470; and Schnell $4,774); (b) Company payments on behalf of the Named Executive Officers of certain life insurance premiums (Messrs. Paul Goldin $6,556; Kenneth Goldin $35,878; Hoppman $713; Gartlan $8,820; and Schnell $520); (c) consulting fees and related amounts paid to Mr. Berkus pursuant to his consulting agreement prior to his becoming an officer of the Company ($117,400); (d) royalties and other payments to Mr. Gartlan pursuant to his employment agreement and consulting agreement ($182,462);
    (e) a moving bonus paid to Mr. Schnell pursuant to his employment agreement ($150,000); and (f) car allowances for certain of the Named Executive Officers (Messrs. Hoppman $4,800; Gartlan $4,800; and Schnell $5,760). See
    Item 11. "Executive Compensation - Employment Agreements, Compensatory Arrangements."

(2) On May 21, 1994, Paul Goldin passed away. Pursuant to an employment agreement entered into on March 30, 1994, effective as of January 1, 1994, Mr. Goldin was to receive an annual salary of $395,000 through December 31, 1996. In accordance with said employment agreement, the Company is required to pay approximately $900,000 to Mr. Goldin's estate. The liability outstanding at January 31, 1995 was $738,000.

(3) On June 10, 1994, Kenneth Goldin was conditionally granted an option to purchase 100,000 shares of the Company's Common Stock at an exercise price of $8.25 per share pursuant to the Company's 1992 Stock Incentive Plan. Effective September 30, 1994, the option was cancelled, and Mr. Goldin was granted an option to purchase 50,000 shares of Common Stock at an exercise price of $5.00 per share under the plan.

(4) Mr. Berkus joined the Company in September 1994. Prior thereto, Mr. Berkus provided consulting services to the Company pursuant to a consulting agreement dated April 11, 1994. Pursuant to the consulting agreement, Mr. Berkus was granted an option to purchase 10,000 shares of the Company's Common Stock pursuant to the Company's 1993 Non-Employee Stock Option Plan. Effective April 17, 1995, the option was cancelled.

(5) As of December 24, 1994, Mr. Gartlan was no longer an officer or employee of the Company. See Item 11. "Executive Compensation - Employment Agreements, Compensatory Arrangements" for a description of Mr. Gartlan's separation and consulting agreement.

(6) As of January 20, 1995, Mr. Schnell was no longer an officer or employee of the Company. See Item 11. "Executive Compensation - Employment Agreements, Compensatory Arrangements" for a description of Mr. Schnell's separation and consulting agreement.

         No individual named above received perquisites or non-cash compensation exceeding the lesser of $50,000 or an amount equal to 10% of such person's salary and bonus during the fiscal years ended January 31, 1995, 1994 and 1993.

         The following table sets forth information concerning individual grants of stock options made during the fiscal year ended January 31, 1995 to each of the Named Executive Officers:

              Option Grants in Fiscal Year Ended January 31, 1995

                                                                        Potential
                                                                        Realizable Value
                                                                        at Assumed Annual
                                                                        Rates of Stock
                                                                        Price Appreciation
                       Individual Grants                                for Option Term
 ----------------------------------------------------------------       --------------------
                                Percentage
                    Number of   of Total
                    Securities  Options
                    underlying  Granted to      Exercise
                    Options     Employees       or Base       Expira-
                    Granted     in Fiscal       Price         tion
  Name               (#) (1)    Year            ($/Sh)        Date      5% ($)(2)  10% ($)(2)
  ----              ---------   ----------      --------      -------   ---------  ----------
 Paul Goldin              0           0.0           N/A       N/A          N/A        N/A

 Kenneth Goldin     100,000(3)       23.7           8.25      6/10/99    280,579    636,538
                     50,000(3)       11.7           5.00      9/30/99     85,024    192,890

 Michael A. Berkus   10,000(4)        2.4           9.75      (4)         33,159     75,227
                     40,000(4)        9.5           4.50      8/16/99     61,217    138,881

 Michael A. Hoppman  10,000(5)        2.4           8.88      4/30/99     30,200     68,515

 Robert H. Gartlan        0           0.0           N/A       N/A          N/A        N/A

 Scott Schnell       48,750(6)       11.6           3.88      1/31/98     40,763     87,785

- - ----------------

(1) The options granted to Messrs. Goldin, Berkus and Hoppman were granted under the Company's 1992 Stock Incentive Plan, with exercise prices equal to the fair market value on the date of grant and a term of five years. The options granted to Mr. Schnell were granted at an exercise price equal to the fair market value on the date of grant under the Company's 1993 Non-Employee Stock Option Plan in accordance with his separation and consulting agreement.

(2) The five percent and ten percent assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future stock price or performance.

(3) On June 10, 1994, Mr. Goldin was conditionally granted an option to purchase 100,000 shares of the Company's Common Stock at a exercise price of $8.25 per share. Effective September 30, 1994, the option was cancelled, and Mr. Goldin was granted an option to purchase 50,000 shares of Common Stock at an exercise price of $5.00 per share. One-half of the option to purchase 50,000 shares may be exercised commencing October 1, 1995 and May 1, 1996, respectively, provided certain conditions are met.

(4) Effective April 17, 1995, the option to purchase 10,000 shares of Common Stock was cancelled. One-fourth of the option to purchase 40,000 shares may be exercised commencing March 1, 1995, September 1, 1995, September 1, 1996 and September 1, 1997, respectively.

(5) The option granted to Mr. Hoppman is subject to adoption by the Company's shareholders of an amendment to increase the number of shares reserved for issuance under the 1992 Stock Incentive Plan.

(6) One-half of the option may be exercised commencing July 1, 1995 and June 31, 1996, respectively.

     The following table sets forth information concerning each exercise of stock options during the fiscal year ended January 31, 1995 by each of the Named Executive Officers and the value of unexercised options held by each of the Named Executive Officers as of January 31, 1995:

       Aggregated Option Exercises in Fiscal Year Ended January 31, 1995
                       and Fiscal Year End Option Values

                                                                            Value of
                                                        Number of           Unexercised
                                                        Unexercised         In-the-Money
                                                        Options             Options
                                                        at FY-End (#)       at FY-End ($)

                   Shares Acquired     Value Real-      Exercisable/        Exercisable/
  Name             on Exercise (#)     ized (1) ($)     Unexercisable       Unexercisable (2)
  ----             ---------------     -----------      -------------       ----------------
Paul Goldin                 0              0            96,000/0(3)         0/0

Kenneth Goldin              30,000         295,050      314,750/120,000     75,179/0

Michael A. Berkus           0              0            0/40,000(4)         0/0

Michael A. Hoppman          0              0            28,000/10,000       0/0

Robert H. Gartlan           0              0            0/0                 0/0

Scott Schnell               0              0            0/48,750            0/11,944

- - -------------

(1) This amount represents the market value of underlying securities on the exercise date minus the exercise price of such options.

(2) This amount represents the market value of the underlying securities relating to "in-the-money" options at January 31, 1995 minus the exercise price of such options.

(3) The options are held by the Estate of Paul Goldin.

(4) Does not include options to purchase 10,000 shares cancelled effective April 17, 1995.

Employment Agreements, Compensatory Arrangements

     Effective January 1, 1994, the Company entered into a new employment agreement with Kenneth Goldin which provides for his employment until December 31, 1996. Under this agreement, Mr. Goldin receives an annual base salary of $375,000 and various benefits, including life and health insurance. In addition, the agreement provides for an additional two year renewal period at a salary of not less than $425,000, unless either party provides the other written notice of its desire not to renew at least sixty (60) days prior to the end of the term.

     Prior to his employment by the Company, Mr. Berkus provided consulting services to the Company pursuant to a consulting agreement dated April 11, 1994. Under the consulting agreement, Mr. Berkus was paid a $10,000 per month consulting fee and $2,000 per month for automobile, housing and related expenses. Pursuant to the consulting agreement, Mr. Berkus had the right to receive multiple option grants if certain conditions were met. Effective April 17, 1995, all such options were cancelled.

     On February 1, 1992, the Company entered into an employment agreement with Mr. Hoppman. This agreement was most recently amended effective May 1, 1994, and provides for Mr. Hoppman's employment until April 30, 1996. Under this agreement, Mr. Hoppman received an annual salary of $82,000 prior to May 1, 1994. He will receive an annual salary of $105,000 and $110,000 for the years commencing May 1, 1994 and 1995, respectively.

     In September 1993, the Company acquired certain assets of Gartlan USA, Inc. ("GUSA") for $793,000 in cash and entered into a three year employment agreement with the former owner of GUSA, Robert H. Gartlan. Under the employment agreement, Mr. Gartlan was to receive salaries of $100,000, $120,000 and $135,000 during the first, second and third years, respectively, as well as a royalty based on a percentage of sales of porcelain, ceramic and pewter figurines, plates and similar collectibles (beginning at 4% of net sales and decreasing to 1.5% of net sales in excess of $7,500,000), a percentage of net sales of acquired inventory (40% of net sales), and a percentage of net sales of existing contracts acquired in the purchase of GUSA (20% of net sales). As of December 24, 1994, Mr. Gartlan was no longer an officer or employee of the Company. Mr. Gartlan's employment agreement was terminated, and a consulting agreement was executed pursuant to which Mr. Gartlan will provide certain consulting services to the Company through September 1996. Under the terms of the consulting agreement, the Company will pay Mr. Gartlan consulting fees of $92,308 and $135,000 during the first and second years, respectively, of the agreement, and will continue to pay Mr. Gartlan the royalty described above.

     On February 10, 1995 the Company and Scott Schnell entered into a separation and consulting agreement pursuant to which Mr. Schnell will provide consulting services to the Company through January 1996. Under the terms of the agreement, the Company will pay Mr. Schnell a severance payment in the amount of $185,000. In addition, all options to purchase shares of the Company's Common Stock granted to Mr. Schnell pursuant to the Company's 1992 Stock Incentive Plan were cancelled, and Mr. Schnell was granted an option to purchase 48,750 shares of the Company's Common Stock at an exercise price of $3.875 per share pursuant to the Company's 1993 Non-Employee Stock Option Plan.

     The Company's employment agreements with Kenneth Goldin and Michael A. Hoppman contain provisions for payments of salary and benefits following a change of control (as defined) of the Company. In general, under such circumstances, each of Messrs. Goldin and Hoppman would be entitled to a cash bonus equal to a percentage of his annual salary at the time the change occurs (Mr. Goldin - 100%; Mr. Hoppman - 50%), whether or not he was terminated. In addition, in the event of involuntary termination (as defined) following a change of control, each of Messrs. Goldin and Hoppman would be entitled to a lump sum cash payment equal to a percentage of the then present value of his remaining contractual salary along with continued life, health and disability insurance benefits for a stated period.

     The agreement with Kenneth Goldin also provides, in the event of voluntary termination following a change of control, for a lump sum cash payment equal to 50% of the then present value of his remaining contractual salary (but in no event less than 50% of his annual salary), along with continued life, health and disability insurance benefits and car allowances for one year.

Director Compensation

     The members of the Company's Compensation Committee During fiscal 1995 were Allan R. Lyons, Fred A. Shabel and Richard C. Yancey. Allan R. Lyons, Fred A. Shabel and Richard C. Yancey, each an outside director of the Company, were paid $2,000 for attending committee meetings for fiscal year 1995. Pursuant to the Company's 1992 Directors Stock Option Plan, in September 1994, Messrs. Lyons, Shabel and Yancey were each granted 15,000 non-qualified stock options (the "Options") at an exercise price of $4.50 per share (100% of the fair market value of the Company's Common Stock on the date of grant), and 15,000
Retainer Options (the "Retainer Options") at an exercise price of $5.40 per share (120% of the fair market value of the Company's Common Stock on the date of grant). The Options and Retainer Options all expire upon the earlier of ten
(10) years from their respective date of grant or three months from the date such person ceases to be a director of the Company. The Options and Retainer Options became exercisable on March 1, 1995 and September 1, 1994, respectively. Upon his election as a director of the Company in December 1994, Gerald B. Shreiber was granted a non-qualified stock option to purchase 30,000 shares of the Company's Common Stock at an exercise price of $2.625 per share. The option has a ten year term and will become exercisable on June 8, 1995. During fiscal 1995, Mr. Yancey received $25,000 from the Company for financial advice rendered in accordance with the terms of a consulting agreement with the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of April 28, 1995, information concerning beneficial ownership of shares of the Company's Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and (iv) all directors and executive officers of the Company as a group.


                                  Shares
Name and Address                  Beneficially         Percent of
of Beneficial Owner               Owned(1)             Class(2)
- - -------------------               ------------         ----------
Directors and
 Named Executive Officers*

Kenneth Goldin...........         1,560,150(3)         13.9%
Michael A. Berkus........            11,000(4)           **
Michael Hoppman..........            28,000(5)           **
Robert H. Gartlan........                 0              **
Scott Schnell............            26,075(6)           **
Allan R. Lyons...........           188,000(7)          1.7%
Fred A. Shabel...........            65,000(8)           **
Gerald B. Shreiber.......            30,000(9)           **
Richard C. Yancey........           130,000(10)         1.2%

Five Percent Shareholders

Carol Goldin.............         1,324,500(11)        11.8%
  526 Garwood Drive
  Cherry Hill, NJ  08003
T. Rowe Price
  Associates, Inc.***....         1,117,500             9.9%
  100 East Pratt Street
  Baltimore, MD  21202
All Directors and Executive
  Officers as a Group
  (15 persons)............         2,064,955(12)        18.4%

- - ---------------

* The address for each such person is c/o The Score Board, Inc., 1951 Old Cuthbert Road, Cherry Hill, New Jersey 08034.

**   Less than one percent.

*** This information has been derived from a listing prepared by Jaffoni & Collins, Inc. reflecting reports on Form 13F, for the period ending December 31, 1994, filed by T. Rowe Price Associates, Inc.

- - ---------------
(1) Beneficial ownership consists of sole ownership, voting and disposition rights, unless otherwise indicated.

(2) Except as otherwise noted, does not include (a) 321,800 shares of Common Stock reserved for issuance pursuant to the Company's 1987 Stock Option Plan, (b) 937,400 shares of Common Stock reserved for issuance pursuant to the Company's 1992 Stock Incentive Plan, (c) 370,000 shares of Common Stock reserved for issuance pursuant to the Company's 1992 Directors Stock Option Plan, (d) 960,000 shares of Common Stock reserved for issuance under the Company's 1993 Non-Employee Stock Option Plan, (e) 4,000 shares of Common Stock issuable upon the exercise of outstanding options other than those granted under the aforementioned plans, (f) 784,314 shares of Common Stock reserved for issuance upon conversion of the Company's 9% convertible, subordinated debentures due September 1, 2002, and (g) 263,852 shares of Common Stock reserved for issuance upon conversion of the Company's 9% convertible, subordinated debentures due February 1, 2003.

(3) Includes 314,750 shares of Common Stock issuable upon exercise of currently exercisable stock options, but does not include 120,000 shares of Common Stock issuable upon exercise of stock options granted under the 1992 Stock Incentive Plan, which are not currently exercisable. The number of shares of Common Stock reported also includes 489,500 shares of Common Stock over which Carole Goldin has sole investment power as Executrix and beneficiary of the Estate of Paul Goldin; Kenneth Goldin was appointed as attorney and proxy to vote said shares as of June 6, 1994, which proxy remained in full force and effect until May 11, 1995.

(4) Includes 10,000 shares of Common Stock issuable upon exercise of currently exercisable options, but does not include 55,000 shares of Common Stock issuable upon exercise of stock options granted under the 1992 Stock Incentive Plan which are not currently exercisable.

(5) Includes 28,000 shares of Common Stock issuable upon exercise of currently exercisable options, but does not include 20,000 shares of Common Stock issuable upon exercise of stock options granted under the 1992 Stock Incentive Plan which are not currently exercisable.

(6) Includes 24,375 shares of Common Stock exercisable within 60 days from the date of this Form 10-K/A, but does not include 24,375 shares of Common Stock issuable upon exercise of stock options granted under the 1993 Non-Employee Stock Option Plan which are not currently exercisable.

(7) Includes 130,500 shares of Common Stock issuable upon exercise of currently exercisable stock options.

(8) Includes 60,000 shares of Common Stock issuable upon exercise of currently exercisable stock options granted under the 1992 Directors Stock Option Plan.

(9) Includes 30,000 shares of Common Stock under an option exercisable within 60 days from the date of this Form 10-K/A.

(10) Includes 90,000 shares of Common Stock issuable upon exercise of currently exercisable stock options granted under the 1992 Directors Stock Option Plan.

(11) Paul Goldin passed away on May 21, 1994. Mr. Goldin's wife, Carole Goldin, is the Executrix and beneficiary of Mr. Goldin's estate. The number of shares of Common Stock reported includes 739,000 shares of Common Stock owned directly by Carole Goldin, 489,500 shares of Common Stock owned by Carole Goldin as Executrix and beneficiary of the Estate of Paul Goldin (Kenneth Goldin was appointed as attorney and proxy to vote such shares - see footnote (3) above) and 96,000 shares of Common Stock issuable upon exercise of currently exercisable options held by the Estate of Paul Goldin.

(12) Includes 713,375 shares of Common Stock issuable upon exercise of currently exercisable stock options, but does not include shares of Common Stock issuable upon exercise of stock options which are not currently exercisable. The number of shares of Common Stock reported also includes 489,500 shares of Common Stock over which Carole Goldin has sole investment power, but which Ken Goldin has power to vote (see footnote (3) above).

Item 13. Certain Relationships and Related Transactions

          Barry Didinsky, the brother-in-law of Ken Goldin, was paid an aggregate of $96,391 during the fiscal year ended January 31, 1995 pursuant to a then existing employment agreement. This amount includes $87,038 paid to Mr. Didinsky as base salary and $5,103 in commissions paid on net sales of Company products to certain regional cable outlets.

         As of January 1995, Mr. Didinsky was no longer employed by the Company. In connection with the termination of Mr. Didinsky's employment, the Company and Mr. Didinsky entered into a separation and consulting agreement dated January 1995, pursuant to which Mr. Didinsky provided certain consulting services to the Company through March 31, 1995. Under the terms of said agreement, the Company paid Mr. Didinsky a severance payment in the amount of $24,000. In addition, all options to purchase shares of the Company's Common Stock granted to Mr. Didinsky pursuant to the Company's 1992 Stock Incentive Plan were cancelled, and Mr. Didinsky was granted an option to purchase 7,500 shares of the Company's Common Stock, at an exercise price of $3.00 per share, pursuant to the Company's 1993 Non-Employee Stock Option Plan.

         In June 1994, the Company received proceeds of approximately $2,000,000 from a key man life insurance policy on the life of Paul Goldin. In accordance with Mr. Goldin's employment agreement, the Company is required to pay approximately $900,000 to Mr. Goldin's estate. The amount payable to Mr. Goldin's estate as of January 31, 1995 was $738,000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form
         8-K

(a) (1) The following financial statements are filed as part of this Report:
         (i)   Report of Independent Certified Public Accountants;
         (ii)  Consolidated Balance Sheets as of January 31, 1995 and 1994;
         (iii) Consolidated Statements of Operations for the years ended January 31, 1995, 1994 and 1993;
         (iv) Consolidated Statements of Stockholders' Equity for the years ended January 31, 1995, 1994 and 1993; and
         (v) Consolidated Statements of Cash Flow for the years ended January 31, 1995, 1994 and 1993.

     (2) The following financial statement schedules are filed as part of this report.

          Schedule II. Valuation and Qualifying Accounts and Reserves

     All other schedules are omitted, as the required information is either inapplicable or presented in the financial statements or related notes.

     (3)    The following Exhibits are filed as part of this Report.

     3.1    Certificate of Incorporation, including certain amendments thereto
            (1)

     3.2    Amendment to Certificate of Incorporation, filed on January 14, 1991
            (2)

     3.3    Amendment to Certificate of Incorporation, filed on October 26, 1993
            (15)

     3.4 Agreement and Plan of Merger, dated as of March 30, 1994, among The Score Board, Inc., California Gold, Inc., Catch A Star Collectibles, Inc., Score Board Retail Corp. and Score Board Sub, Inc. (15)

     3.5    By-Laws (15)

     3.5    Amendment to By-Laws, dated June 21, 1990 (4)

     10.1   Employment Agreement with Paul Goldin* (15)

     10.2   Employment Agreement with Kenneth Goldin* (15)

     10.3 Employment Agreement with Barry Bookman* (5) and Consulting and Separation Agreement dated December 29, 1993 (15)

     10.4 Employment Agreement with Frederick G. Wasserman* (6) and Amendment thereto dated August 31, 1993 (15)

     10.5 Employment Agreement with Christine Dolce* (7) and Amendment thereto dated August 31, 1993 (15)

     10.6 Employment Agreement with Jane R. Fuerst* (6), and Amendments thereto, dated October 5, 1992 (13) and August 31, 1993 (15)

     10.7 Employment Agreement with Robert Gartlan* (15) and Consulting Agreement dated December 24, 1994 (18)

     10.8   Employment Agreement with Scott Kelly, and Amendment thereto* (15)

     10.9   Employment Agreement with Michael Hoppman* (15)

     10.10 Employment Agreement with Scott Schnell* (16) and Consulting and Separation Agreement dated February 10, 1995 (18)

     10.11  The Score Board, Inc. 1987 Stock Option Plan, as amended* (2)

     10.12  401(k) Plan* (2)

     10.13  Computer Equipment Leases with Wasco Funding Corp. (4)

     10.14 Lease Agreement with Woodlands Joint Venture for office and warehouse space at Troon Circle, Austell, Georgia (7), and amendment thereto, dated June 30, 1992 (13)

     10.15 Lease Agreement with Woodlands Joint Venture for warehouse space at Troon Circle, Austell, Georgia (15)

     10.16 Lease Agreement with Cherry Hill Commerce Center for office and warehouse space at Cuthbert Road, Cherry Hill, New Jersey (5)

     10.17 Lease Agreement with Cherry Hill Commerce Center for office and warehouse space at Cuthbert Road, Cherry Hill, New Jersey (15)

     10.18 Lease Agreement with Cherry Hill Commerce Center for office and warehouse space at Cuthbert Road, Cherry Hill, New Jersey (15)

     10.19  License Agreement with Major League Baseball Players Association re:
            Classic Game (1) and Amendment thereto dated January 21, 1993 (15)

     10.20 License Agreement No. ML-2483B with Major League Baseball Properties, Inc. (7) and Amendments thereto dated July 10, 1992 and March 19, 1993 (No. ML-2483C) (15) re: Classic Game, lithographs and collecting kits

     10.21 Letter Agreement between Paramount Pictures, Inc. and Classic Games, Inc., dated January 2, 1992 (7) and Amendment thereto dated August 3, 1992 re: Star Trek and Star Trek: Next Generation games (15)

     10.22 Merchandise License Agreement between Paramount Pictures, and The Score Board, Inc., dated June 25, 1991, and Amendments thereto dated October 30, 1991, June 1, 1992, August 13, 1992, August 1, 1993,
            September 15, 1993 (15) and November 10, 1994 (18) re: Star Trek memorabilia

     10.23 Letter Agreement between National Football League Properties, Inc. and The Score Board, Inc., dated January 2, 1992 re: autographed memorabilia (7)

     10.24 License Agreement No. ML-10014 with Major League Baseball Properties, Inc. re: Minor league teams, dated March 10, 1992 (7)

     10.25 License Agreement No. ML-10013A with Major League Baseball Properties, Inc. re: Minor league teams, dated March 10, 1992 (7)

     10.26 License Agreement No. ML-10008 with Major League Baseball Properties, Inc., dated March 10, 1992 (7) and Amendments thereto dated October 6, 1992 and October 14, 1993 re: Minor league teams
            (15)

     10.27 License Agreement No. ML-10015 with Major League Baseball Properties, Inc. re: Minor league teams, dated March 10, 1992 (7)

     10.28 Form of License Agreement with Minor League Teams re: Short Season Class A Teams, dated May 1991 (7)

     10.29 Form of License Agreement with Minor League Teams re: Class A Teams, dated May 27, 1991 (7)

     10.30 Form of License Agreement with Minor League Teams re: Class AA Alliance Teams, dated May 17, 1991 (7)

     10.31 Sales Representation Agreement with Howard Kay, dated August 31, 1992 and amendments thereto, dated July 20, 1993 and November 4, 1993 (15)

     10.32 Form of Indenture, dated September 1, 1992, between The Score Board, Inc. and Bank America Trust Company of New York, as Trustee (8)

     10.33  Form of 9% Convertible Subordinated Debenture (8)

     10.34  Credit Agreement with Mellon Bank, N.A., dated September 24, 1992
            (11), as amended by Amendment No. 1 to Credit Agreement dated July 16, 1993 (15), Amendment No. 2 to Credit Agreement dated October 7, 1994 (16), Standstill Agreement dated December 7, 1994 (16) Amendment No. 3 to Credit Agreement dated December 30, 1994 (17), and Amendment No. 4 to Credit Agreement dated May 1, 1995 (17).

     10.35  The Score Board, Inc. 1992 Stock Incentive Plan* (11)

     10.36  The Score Board, Inc. 1992 Directors Stock Option Plan* (11)

     10.37  The Score Board, Inc. 1993 Non-Employee Stock Option Plan* (15)

     10.38 Form of Indenture due February 1, 2003, between The Score Board, Inc. and Bank America Trust Company of New York, as Trustee (12)

     10.39  Form of 9% Convertible Subordinated Debenture (12)

     10.40 License Agreement No. ML-2483D with Major League Baseball Properties, Inc. re: autographed and unautographed memorabilia, dated May 19, 1994 (18)**

     10.41 License Agreement with Major League Baseball Players Association re: autographed and unautographed memorabilia, dated May 16, 1994 (18)**

     10.42 Retail License Agreement with NBA Properties, Inc. re: memorabilia, dated June 20, 1994 (18)**

     21.1   Subsidiaries (17)

     23.1 Consent of BDO Seidman re: Form S-8 Registration Statement pertaining to 1987 Stock Option Plan (17)

     23.2 Consent of BDO Seidman re: Form S-8 Registration Statement pertaining to 1992 Stock Incentive Plan and 1992 Directors Stock Option Plan (17)

     23.3 Consent of BDO Seidman re: Form S-3 Registration Statement pertaining to 1993 Non-Employee Stock Option Plan (17)

- - -----------------

* Management contract or compensentory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

**   Confidential treatment has been requested for portions of this document.

(1) Reference is made to the Registrant's report on Form 10-K for the year ended January 31, 1989, as filed on May 1, 1989, which is hereby incorporated by reference.

(2) Reference is made to the Registrant's Form S-8 Registration Statement, as filed on February 5, 1991, which is hereby incorporated by reference.

(3) Reference is hereby made to the Registrant's report on Form 10-K for the year ended January 31, 1990, as filed on May 1, 1990, which is hereby incorporated by reference.

(4) Reference is made to the Registrant's Form S-1 Registration Statement (File No. 33-36741) as filed on September 10, 1990, which is hereby incorporated by reference.

(5) Reference is made to the Registrant's report on Form 10-K for the year ended January 31, 1991, as filed on May 1, 1991, which is hereby incorporated by reference.

(6) Reference is made to the Registrant's report on Form 10-Q, for the quarter ended October 31, 1991, as filed on December 14, 1991, which is hereby incorporated by reference.

(7) Reference is hereby made to the Registrant's report on Form 10-K, for the year ended January 31, 1992, as filed on April 1, 1992, which is hereby incorporated by reference.

(8) Reference is hereby made to the Registrant's report on Form 8-K, as filed on August 13, 1992, which is hereby incorporated by reference.

(9) Reference is made to the Registrant's report on Form 10-Q, for the quarter ended April 30, 1992, as filed on June 15, 1992, which is hereby incorporated by reference.

(10) Reference is made to the Registrant's report on Form 10-Q, for the quarter ended July 31, 1992, as filed on September 15, 1992, which is hereby incorporated by reference.

(11) Reference is made to the Registrant's report on Form 10-Q, for the quarter ended October 31, 1992, as filed on December 15, 1992, which is hereby incorporated by reference.

(12) Reference is hereby made to the Registrant's report on Form 8-K, as filed on January 26, 1993, which is hereby incorporated by reference.

(13) Reference is hereby made to the Registrant's report on Form 10-K for the year ended January 31, 1993, as filed on May 3, 1993, which is hereby incorporated by reference.

(14) Reference is hereby made to the Registrant's Form S-3 Registration Statement, as filed on September 2, 1993, which is hereby incorporated by reference.

(15) Reference is hereby made to the Registrant's report on Form 10-K, for the fiscal year ended January 31, 1994, as filed on May 2, 1994, which is hereby incorporated by reference.

(16) Reference is hereby made to the Registrant's Form 10-Q for the quarter ended October 31, 1994, as filed on December 15, 1994, which is hereby incorporated by reference.

(17) Reference is hereby made to the Registrant's report on Form 10-K, for the fiscal year ended January 31, 1995, as filed on May 16, 1995, which is hereby incorporated by reference.

(18) Filed herewith.

(b)  Reports on Form 8-K during the fourth quarter of the period covered by this
     Report: None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 31, 1995.

                                         THE SCORE BOARD, INC.

                                     By: /s/ Kenneth Goldin
                                         --------------------------------------
                                         Kenneth Goldin, Chairman of the Board,
                                         Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                        Title                   Date
- - ----------                        -----                   ----
/s/ Kenneth Goldin           Chairman, President,      May 31, 1995
- - -------------------------    Chief Executive
Kenneth Goldin               Officer and Director



                             THE SCORE BOARD, INC.

                                    EXHIBITS

                                       TO

                                 FORM 10-K/A-1

                              FOR THE FISCAL YEAR

                                JANUARY 31, 1995

                                  EXHIBIT LIST

     10.7   Consulting Agreement with Robert H. Gartlan dated December 24,
            1994 (18)

     10.10 Consulting and Separation Agreement with Scott Schnell dated February 10, 1995 (18)

     10.22 Merchandise License Agreement between Paramount Pictures, and The Score Board, Inc., dated June 25, 1991, and Amendments thereto dated October 30, 1991, June 1, 1992, August 13, 1992, August 1, 1993,
            September 15, 1993 (15) and November 10, 1994 (18) re: Star Trek memorabilia

     10.40 License Agreement No. ML-2483D with Major League Baseball Properties, Inc. re: autographed and unautographed memorabilia, dated May 19, 1994 (18)**

     10.41 License Agreement with Major League Baseball Players Association re: autographed and unautographed memorabilia, dated May 16, 1994 (18)**

     10.42 Retail License Agreement with NBA Properties, Inc. re: memorabilia, dated June 20, 1994 (18)**

- - -----------------

* Management contract or compensentory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

**   Confidential treatment has been requested for portions of this document.

(18) Filed herewith.

(b)  Reports on Form 8-K during the fourth quarter of the period covered by this
     Report: None.