Form 10-Q
period 1995-04-30
SCORE BOARD INC
filed 1995-06-14
CIK 813013

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------
                                   FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended       April 30, 1995
                                       ------------------------
                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission File No                     0-16913
                   ------------------------------------------------------------

                             THE SCORE BOARD, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                    22-2766077
- - --------------------------------           ------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

             1951 Old Cuthbert Road, Cherry Hill, New Jersey 08034
- - -------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (609) 354-9000
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- - -------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  X      No
                                ---        ---

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares outstanding on May 31, 1995 is 11,249,748.

Total No. of Pages:   11
Exhibit Index: Page   10

                             THE SCORE BOARD, INC.

                                     INDEX

      PART I FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Statements of Income         3
                  For the Three Months Ended
                  April 30, 1995 and 1994 (Unaudited)

               Consolidated Balance Sheets as of         4
                  April 30, 1995 (Unaudited) and
                  January 31, 1995

               Consolidated Statements of Cash Flow      5
                  For the Three Months Ended
                  April 30, 1995 and 1994 (Unaudited)

               Notes to Consolidated Financial
                  Statements (Unaudited)                 6-7

      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                             8-9

      PART II OTHER INFORMATION

      Item 1.  Legal Proceedings                         10

      Item 6.  Exhibits and Reports on Form 8-K          10

               Signature Page                            11

                             THE SCORE BOARD, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                     THREE MONTHS ENDED
                                              ------------------------------
                                              April 30, 1995  April 30, 1994
                                              --------------  --------------
NET SALES                                        $15,562,000     $11,232,000

COST OF GOODS SOLD                                 8,709,000       9,083,000
                                              --------------  --------------

GROSS PROFIT                                       6,853,000       2,149,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                          5,863,000       6,108,000

RESTRUCTURING AND PRODUCT
  LINE ADJUSTMENTS                                    --           5,950,000
                                              --------------  --------------

INCOME (LOSS) FROM OPERATIONS                        990,000      (9,909,000)

NET INTEREST EXPENSE                                 464,000         499,000
                                              --------------  --------------

INCOME (LOSS) BEFORE INCOME TAXES                    526,000     (10,408,000)

INCOME TAXES (BENEFIT)                                --          (3,623,000)
                                              --------------  --------------

NET INCOME (LOSS)                                   $526,000     ($6,785,000)
                                              ==============  ==============

NET INCOME (LOSS) PER
  COMMON SHARE - PRIMARY                               $0.05          ($0.58)
                                              ==============  ==============

AVERAGE NUMBER OF SHARES
 OUTSTANDING - PRIMARY                            11,249,748      11,604,155
                                              ==============  ==============

                 See Notes to Consolidated Financial Statements

                             THE SCORE BOARD, INC.
                          CONSOLIDATED BALANCE SHEETS

ASSETS

                                                 April 30,      January 31,
                                              --------------  --------------
                                                   1995            1995
                                              --------------  --------------
                                                (UNAUDITED)
                                              --------------
CURRENT ASSETS
    Cash                                           $148,000      $101,000
    Accounts receivable (net of reserve for
      returns and doubtful accounts of
      $1,520,000 at April 30, 1995
      and $2,258,000 at January 31, 1995)        12,347,000    13,914,000
    Inventories                                  14,800,000    17,251,000
    Prepaid expenses                              2,254,000     3,095,000
    Prepaid contracts                             5,489,000     5,756,000
    Prepaid/recoverable income taxes                508,000     8,174,000
                                              --------------  --------------

                TOTAL CURRENT ASSETS             35,546,000    48,291,000

FIXED ASSETS-net                                  2,616,000     2,992,000
INTANGIBLE AND OTHER ASSETS-net                   2,194,000     2,404,000
                                              --------------  --------------

                TOTAL ASSETS                    $40,356,000   $53,687,000
                                              ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank indebtedness                            $7,709,000   $14,096,000
    Accounts payable                              5,921,000    11,461,000
    Accrued liabilities                           3,613,000     5,488,000
                                              --------------  --------------

                TOTAL CURRENT LIABILTIES         17,243,000    31,045,000

LONG-TERM OBLIGATIONS                            10,682,000    10,737,000

COMMITMENTS AND CONTINGENCIES                        --            --

STOCKHOLDERS' EQUITY

    Preferred stock - $.01 par value,
       authorized 10,000,000 shares;
       none issued
    Common stock - $.01 par value,
       authorized 30,000,000 shares in 1995
       and 1994; issued 11,249,748 at April 30,
       1995 and January 31, 1995                    112,000       112,000
    Additional paid-in capital                   17,019,000    17,019,000
    Retained earnings (deficit)                  (4,700,000)   (5,226,000)
                                              --------------  --------------

                TOTAL STOCKHOLDERS' EQUITY       12,431,000    11,905,000
                                              --------------  --------------

                TOTAL LIABILTIES AND
                  STOCKHOLDERS' EQUITY          $40,356,000   $53,687,000
                                              ==============  ==============

                 See Notes to Consolidated Financial Statements

                             THE SCORE BOARD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                      --------------------------
                                                       April 30,      April 30,
                                                         1995           1994
                                                      -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES

 Net Income (loss)                                       $526,000    ($6,785,000)
  Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
   Restructuring and product line adjustments               --         5,950,000
   Cash used in restructuring                            (927,000)      (501,000)
   Inventory obsolescence reserve                         (84,000)        --
   Depreciation                                           369,000        358,000
   Provision for doubtful accounts and reserve for
     retuns                                                12,000          5,000
   Amortization of intangible assets                      211,000        261,000
   Deferred taxes                                           --          (726,000)
Changes in operating assets and liabilities:
    Accounts receivable                                 1,555,000      8,229,000
    Inventories                                         2,535,000     (3,107,000)
    Prepaid expenses and contracts                      1,108,000       (626,000)
    Other assets                                           --           (202,000)
    Accounts payable                                   (5,540,000)    (2,589,000)
    Accrued liabilities                                  (920,000)    (1,774,000)
    Income taxes                                        7,666,000     (4,225,000)
                                                      -----------    -----------

     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES   6,511,000     (5,732,000)

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of fixed assets (net of capitalized
    lease obligations of $354,000 in 1994)                (22,000)      (157,000)
                                                      -----------    -----------

     NET CASHED (USED) BY INVESTING ACTIVITIES            (22,000)      (157,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from loans and notes payable               (6,387,000)     2,350,000
   Proceeds from the exercise of stock options             --            168,000
   Payments of capitalized lease obligations              (55,000)       (89,000)
                                                      -----------    -----------

     NET CASH PROVIDED (USED) BY FINANCING
       ACTIVITIES                                      (6,442,000)     2,429,000
                                                      -----------    -----------

INCREASE (DECREASE) IN CASH                                47,000     (3,460,000)

CASH - Beginning of period                                101,000      3,723,000
                                                      -----------    -----------

CASH - End of period                                     $148,000       $263,000
                                                      ===========    ===========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid for interest                              $745,000       $764,000
                                                      ===========    ===========

     Cash paid for taxes                                   --         $1,320,000
                                                      ===========    ===========


                 See Notes to Consolidated Financial Statements

                             THE SCORE BOARD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PREPARATION

The financial information furnished herein includes, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair representation of the results of operations for the three months ended April 30, 1995 and 1994. The operating results for the three months ended April 30, 1995 are not necessarily indicative of a full year.

2.       RESTRUCTURING

In April 1994, the Company's Board of Directors adopted a plan to relocate one of its subsidiaries, Classic Games, Inc., to New Jersey and restructure the Company's organization, in an effort to improve the coordination of product development and cross-marketing opportunities. The Company recorded a pre-tax charge of $5,950,000, or $.33 per share after tax on a primary earnings per share basis. Included in this charge were estimated provisions for lease abandonment, moving, set-up and personnel relocation, incentive and severance costs.

3.       NET INCOME (LOSS) PER SHARE

Primary income per share is based on the weighted average number of Common Shares and Common Stock equivalents outstanding during the respective periods. Fully-diluted income per share is computed assuming the convertible debentures were converted as of the beginning of the period, and the exercise of stock options as of the beginning of the period. Common Stock equivalents are not considered in the calculation of primary net loss per share since they would be antidilutive. In 1995 and 1994, fully-diluted and primary net income (loss) per share are the same.

4.       BANK INDEBTEDNESS

The Company's loan agreement with Mellon Bank, N.A., which was to expire on April 30, 1995, was amended and extended until November 30, 1995. The credit line available under the new amendment is $9,750,000 as of May 1, 1995 and declines gradually over the remaining life to $8,750,000 through October 31, 1995 and $6,000,000 on November 1, 1995. The extension of the credit was agreed upon to allow the Company sufficient time to find alternative financing. The available borrowings based on collateral at April 30, 1995 were $10,000,000, of which $7,709,000 was outstanding.

5.       INCOME TAXES

There was no income tax expense recorded in the three months ended April 30, 1995 due to the availability of a net operating loss carry forward of approximately $5,000,000 for which a 100% valuation allowance was established at January 31, 1995.

In February, 1995 the Company received a Federal income tax refund totalling $7,600,000 for carry back of the tax loss for the year ended January 31, 1995. The proceeds were used to pay off the $5,500,000 amortizing term loan and $2,100,000 was used to reduce the outstanding revolving credit balance.

6.       LITIGATION

In August 1994, eight separate proposed class action lawsuits were filed against the Company and individual defendants alleging, inter alia, securities fraud under the Federal Securities Laws. On November 17, 1994, the plaintiffs in these lawsuits filed a consolidated amended class action complaint. The Company filed its answer to the consolidated complaint on January 12, 1995, denying all charges contained in the consolidated complaint. Discovery is ongoing. In addition, a separate complaint has been filed against the Estate of Paul Goldin containing the same allegations as the consolidated complaint. All complaints have been consolidated.

7.       SUBSEQUENT EVENT

On May 12, 1995, the Company received a commitment from a financial institution for a three year revolving credit facility, subject to meeting certain conditions. Borrowings under the new facility will be available up to $12,000,000, subject to availability, as defined, based on inventory and accounts receivable. Interest will be charged at prime plus 2%. The documentation process should be completed by the end of June 1995, at which time any amounts outstanding under the current loan agreement will be repaid. While management is confident that this refinancing will occur, there is no assurance that the agreement will ultimately be consummated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Quarter Ended April 30, 1995 Compared to Quarter Ended April 30, 1994.

Following is a comparison of sales by major product category and distribution channels:


                                                   THREE MONTHS ENDED
                                         --------------------------------------
                                           4/30/95                    4/30/94
                                         -----------               ------------
Classic(C) Trading Cards                 $ 9,034,000               $ 5,833,000
Memorabilia                                5,571,000                 5,648,000
Other                                        957,000                  (249,000)
                                         -----------               ------------
                                         $15,562,000               $11,232,000
                                         ===========               ===========

Cable Television                         $ 3,646,000               $ 2,621,000
Retail                                     2,887,000                 6,839,000
Hobby                                      7,444,000                 1,132,000
Other                                      1,585,000                   640,000
                                         -----------               -----------
                                         $15,562,000               $11,232,000
                                         ===========               ===========

The increase in net sales was primarily due to higher sales volume and overall price increases of Classic(C) trading card products. Such increases were achieved through improved marketing strategies which resulted in the successful introduction of three new products. In addition, Classic trading card sales increased due to less product returns as a result of the adoption of a new sales policy. The changes in sales by distribution outlet primarily occurred due to sales of the new Classic trading card products, which were marketed to hobby outlets.

The increase in gross profit margins, which has been a major focus of management, was primarily the result of increased sales of higher margin Classic trading card products and, to a lesser extent, the reduction in product returns.

The decrease in selling, general and administrative expenses was largely the result of decreased selling expenses. Decreases occurred in commissions (due to a higher percentage of hobby sales which are not subject to commissions) and in most other selling expenses, such as trade shows and appearance fees (which decreased due to management's cost containment efforts). These decreases were partially offset by higher royalties resulting from the higher sales volume. Despite decreases in payroll and other administrative expenses resulting from the restructuring of the Company, general and administrative expenses remained relatively constant. This was due to increases in depreciation (associated with the increased level of fixed assets), insurance (which increased due to higher premiums relating to workman's compensation) and bank fees (which increased due to the restructuring of the Company's credit facility).

Liquidity and Capital Resources

The Company's ongoing asset management activities have continued to result in significant changes in the Company's financial position. Accounts receivable and inventories declined due to management's concentrated effort to generate cash. Prepaid expenses were less than the prior year mainly due to amortization. Prepaid and recoverable income taxes decreased as the Company received a refund of $7,600,000 of Federal income taxes from the carry back of its fiscal 1995 tax loss. The proceeds were used to pay off the balance of $5,500,000 on the Company's then existing amortizing term loan with Mellon Bank, N.A. (the "Bank"); the remainder was applied to reduce the Company's revolving credit facility with the Bank. Due to the availability of funds, the Company was able to reduce its trade accounts payable and accrued liabilities.

The Company's revolving credit agreement with the Bank was amended in April 1995. The credit agreement, as amended, will expire November 30, 1995. The credit line available under the amended facility is $9,750,000 as of May 1, 1995, and declines gradually over the remaining life of the facility to $8,750,000 on October 31, 1995 and $6,000,000 on November 1, 1995. At June 12,
1995, the outstanding revolver balance was $7,021,000 and unused available credit was $608,000. The extension of the credit facility was agreed upon to allow the Company sufficient time to find alternative financing.

On May 12, 1995, the Company received a commitment from a financial institution for a three year revolving credit facility, subject to meeting certain conditions. Borrowings under the new facility will be available up to $12,000,000 subject to availability, as defined, based on inventory and accounts receivable. Interest will be charged at prime plus 2%. The documentation process for the new facility should be completed by the end of June 1995, at which time any amounts outstanding under the current loan agreement with the Bank will be repaid. While management is confident that this refinancing will occur, there is no assurance that the new facility will ultimately be consummated. In addition to this new facility, the Company will continue to explore other available sources of capital as well, including equity.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

In August 1994, eight separate proposed class action lawsuits were filed against the Company and individual defendants in the United States District Court for the District of New Jersey alleging, inter alia, securities fraud under the Federal Securities Laws. On November 17, 1994, plaintiffs in these lawsuits filed a consolidated amended class action complaint. The Company filed its answer to the consolidated complaint on January 12, 1995, denying all charges contained in the consolidated complaint. Discovery is ongoing. In addition, a separate complaint has been filed against the Estate of Paul Goldin, the Company's former Chairman of the Board and Chief Executive Officer, containing the same allegations as the consolidated complaint. All complaints have been consolidated.

On October 4, 1994, Willie Mays initiated an arbitration proceeding with the Company, claiming that the Company failed to perform certain contractual obligations and seeking specific performance of the current contract. The Company has asserted various counterclaims based on Mr. Mays' failure to perform his contractual obligations. No hearing date has been selected for the proceeding, which is being administered under the rules of the American Arbitration Association in Monmouth County, New Jersey.

On February 14, 1995, Upper Deck Authenticated, Ltd. ("UDA") filed suit against the Company and three unaffiliated entities in the United States District Court for the Southern District of California alleging, inter alia, that the Company has engaged in unfair competition and violated UDA's right to use the indicia of certain athletes on sports memorabilia and collectibles. The Company has responded to UDA's suit by denying all wrongdoing and filing its own claims against UDA, Upper Deck Company and Richard McWilliam, charging them with an attempt to monopolize the sports memorabilia industry, unfair competition, defamation, tortious interference with current and prospective contractual relations and abuse of process.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits - None.

(b) The Company has not filed any reports on Form 8-K during the first quarter for which this report is being filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE SCORE BOARD, INC.

Date:  June 14, 1995                    By: /s/ Ken Goldin
                                            -----------------------------------
                                            Ken Goldin, Chairman, Chief
                                            Executive Officer and
                                            President

Date:  June 14, 1995                    By: /s/ Nathan T. Schelle
                                            -----------------------------------
                                            Nathan T. Schelle,
                                            Sr. Vice President - Finance
                                            Principal Financial and
                                            Accounting Officer