Form 10-K405/A
period 1995-01-31
SCORE BOARD INC
filed 1995-08-03
CIK 813013

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------
                                 FORM 10-K/A-2

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

Registrant's telephone number, including area code: (609) 354-9000

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

         This Amendment to the Registrant's Form 10-K for the fiscal year ended January 31, 1995 (the "Original 1995 Form 10-K") amends and modifies the Original 1995 Form 10-K only to reflect the re-filing of Exhibits 10.40, 10.41 and 10.42 to the Original 1995 Form 10-K in connection with submission of a supplement to the Registrant's request for confidential treatment filed with the Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 2, 1995.

                                            THE SCORE BOARD, INC.

                                            By: /s/ Kenneth Goldin
                                                -------------------------------
                                                Kenneth Goldin,
                                                Chairman of the Board,
                                                Chief Executive Officer
                                                and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                         Title                       Date
- ----------                         -----                       ----

/s/ Kenneth Goldin           Chairman, President,          August 2, 1995
- ------------------           Chief Executive
Kenneth Goldin               Officer and Director

                                EXHIBIT INDEX

Exhibit
Number          Description
- -------         -----------

10.40           License Agreement No. ML-2483D with
                Major League Baseball Properties,
                Inc. re: autographed and
                unautographed memorabilia, dated May
                19, 1994 (19)*

10.41           License Agreement with Major League
                Baseball Players Association re:
                autographed and unautographed
                memorabilia, dated May 16, 1994 (19)*

10.42           Retail License Agreement with NBA
                Properties, Inc. re: memorabilia,
                dated June 20, 1994 (19)*

- -----------------

* Portions of these exhibits have been omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment. This Amendment to the Registrant's Form 10-K for the fiscal year ended January 31, 1995 (the "Original 1995 Form 10-K") amends and modifies the Original 1995 Form 10-K only to reflect the re-filing of these exhibits to the Original 1995 Form 10-K in connection with submission of a supplement to the Registrant's Request for Confidential Treatment filed with the Commission.

(19) Filed herewith.