Form 10-Q/A
period 1995-04-30
SCORE BOARD INC
filed 1995-08-03
CIK 813013

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 -------------
                                 FORM 10-Q/A-1

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

                             THE SCORE BOARD, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                    22-2766077
- --------------------------------           ------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

             1951 Old Cuthbert Road, Cherry Hill, New Jersey 08034
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (609) 354-9000
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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
                            Yes  X      No
                                ---        ---

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares outstanding on May 31, 1995 is 11,249,748.

Total No. of Pages:   7
Exhibit Index: Page   6

                             THE SCORE BOARD, INC.

                                     INDEX

      PART II  OTHER INFORMATION                       PAGE
                                                       ----

      Item 6.  Exhibits and Reports on Form 8-K          3

               Signature Page                            4

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    (27)  Financial Data Schedule

(b) The Company has not filed any reports on Form 8-K during the first quarter for which this report is being filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE SCORE BOARD, INC.

Date:  August 2, 1995                    By: /s/ Ken Goldin
                                            -----------------------------------
                                            Ken Goldin, Chairman, Chief
                                            Executive Officer and
                                            President

Date:  August 2, 1995                    By: /s/ Nathan T. Schelle
                                            -----------------------------------
                                            Nathan T. Schelle,
                                            Sr. Vice President - Finance,
                                            Principal Financial and
                                            Accounting Officer

                             THE SCORE BOARD, INC.

                                    EXHIBITS

                                       TO

                                 FORM 10-Q/A-1

                         FOR THE QUARTERLY PERIOD ENDED

                                 APRIL 30, 1995

                                 EXHIBIT INDEX

Exhibit
Number        Description
- -------       -----------
27            Financial Data Schedule