Form 10-Q
period 1995-07-31
SCORE BOARD INC
filed 1995-09-13
CIK 813013

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the quarterly period ended                  July  31, 1995
                              --------------------------------------------------
                                      OR

[__]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the transition period from                         to
                              --------------------------------------------------
Commission File No                              0-16913
                  --------------------------------------------------------------

                             THE SCORE BOARD, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New Jersey                                           22-2766077
-------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                          Identification No.)

             1951 Old Cuthbert Road, Cherry Hill, New Jersey 08034
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (609) 354-9000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
      Yes  X      No_____
         -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares outstanding on July 31, 1995 is 11,249,748.


Total No. of Pages:   16
Exhibit Index: Page   12

                             THE SCORE BOARD, INC.

                                     INDEX

      PART I FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Statements of Income                 3
                  For the Three and Six Months Ended
                  July 31, 1995 and 1994 (Unaudited)

               Consolidated Balance Sheets as of                 4
                  July 31, 1995 (Unaudited) and
                  January 31, 1995


               Consolidated Statements of Cash Flow              5
                  For the Six Months Ended
                  July 31, 1995 and 1994 (Unaudited)

               Notes to Consolidated Financial
                  Statements (Unaudited)                         6-7


      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                     8-10

      PART II OTHER INFORMATION

      Item 1.  Legal Proceedings                                 11

      Item 6.  Exhibits and Reports on Form 8-K                  12

               Signature Page                                    13

               Exhibits                                          14

                             THE SCORE BOARD, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           ---------------------------------     --------------------------------
                                                            July 31 ,1995     July 31, 1994       July 31 ,1995    July 31, 1994
                                                           ---------------   ---------------     ---------------  ---------------
NET SALES                                                     $16,499,000       $24,411,000         $32,061,000      $35,643,000

COST OF GOODS SOLD                                              8,618,000        18,238,000          17,327,000       27,321,000
                                                           ---------------   ---------------     ---------------  ---------------

GROSS PROFIT                                                    7,881,000         6,173,000          14,734,000        8,322,000

SELLING , GENERAL AND
  ADMINISTRATIVE EXPENSES                                       6,786,000         7,819,000          12,649,000       13,927,000

NET PROCEEDS FROM OFFICER'S
  LIFE INSURANCE                                                   --            (1,100,000)             --           (1,100,000)

RESTRUCTURING AND PRODUCT
  LINE ADJUSTMENTS                                                 --            11,500,000              --           17,450,000
                                                           ---------------   ---------------     ---------------  ---------------

INCOME (LOSS) FROM OPERATIONS                                   1,095,000       (12,046,000)          2,085,000      (21,955,000)

COST OF SECURITES LITIGATION
  SETTLEMENT                                                    2,175,000            --               2,175,000           --

NET INTEREST EXPENSE                                              458,000           621,000             922,000        1,120,000
                                                           ---------------   ---------------     ---------------  ---------------

(LOSS) BEFORE INCOME TAXES                                     (1,538,000)      (12,667,000)         (1,012,000)     (23,075,000)

INCOME TAXES (BENEFIT)                                             --            (4,461,000)             --           (8,084,000)
                                                           ---------------   ---------------     ---------------  ---------------

NET (LOSS)                                                    ($1,538,000)      ($8,206,000)        ($1,012,000)    ($14,991,000)
                                                           ===============   ===============     ===============  ===============

NET  (LOSS) PER
  COMMON SHARE- PRIMARY                                            ($0.14)           ($0.73)             ($0.09)          ($1.34)
                                                           ===============   ===============     ===============  ===============

AVERAGE NUMBER OF SHARES
 OUTSTANDING - PRIMARY                                         11,249,748        11,249,000          11,249,748       11,228,000
                                                           ===============   ===============     ===============  ===============



                See Notes to Consolidated Financial Statements

                             THE SCORE BOARD, INC.
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                      July 31,           January 31,
                                                                   --------------     -----------------
                                                                        1995                1995
                                                                   --------------     -----------------
                                                                     (UNAUDITED)
                                                                   --------------
CURRENT ASSETS
    Cash                                                                $335,000              $101,000
    Accounts receivable (net of reserve for returns and
      doubtful accounts of $2,087,000 at July 31, 1995
      and $2,258,000 at January 31, 1995)                             13,798,000            13,914,000
    Inventories                                                       17,027,000            17,251,000
    Prepaid expenses                                                   2,467,000             3,095,000
    Prepaid contracts                                                  5,046,000             5,756,000
    Prepaid/recoverable income taxes                                     514,000             8,174,000
                                                                   --------------     -----------------

                TOTAL CURRENT ASSETS                                  39,187,000            48,291,000

FIXED ASSETS-net                                                       2,295,000             2,992,000
INTANGIBLE AND OTHER ASSETS-net                                        2,242,000             2,404,000
                                                                   --------------     -----------------

                TOTAL ASSETS                                         $43,724,000           $53,687,000
                                                                   ==============     =================


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank indebtedness                                                         $0           $14,096,000
    Accounts payable                                                   8,330,000            11,461,000
    Accrued liabilities                                                6,000,000             5,488,000
                                                                   --------------     -----------------

                TOTAL CURRENT LIABILTIES                              14,330,000            31,045,000

LONG-TERM DEBT                                                        18,501,000            10,737,000

COMMITMENTS AND CONTINGENCIES                                             --                    --

SHAREHOLDERS' EQUITY

    Preferred stock - $.01 par value, authorized
       10,000,000 shares; none issued
    Common stock - $.01 par value, authorized 30,000,000
       shares in 1995 and 1994; issued 11,249,748 at July 31,
       1995 and January 31, 1995                                         112,000               112,000
    Additional paid-in capital                                        17,019,000            17,019,000
    Retained earnings (deficit)                                       (6,238,000)           (5,226,000)
                                                                   --------------     -----------------

                TOTAL SHAREHOLDERS' EQUITY                            10,893,000            11,905,000
                                                                   --------------     -----------------

                TOTAL LIABILTIES AND SHAREHOLDERS'
                  EQUITY                                             $43,724,000           $53,687,000
                                                                   ==============     =================

                See Notes to Consolidated Financial Statements

                             THE SCORE BOARD, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                            ----------------------------------------
                                                                             July 31, 1995              July 31,1994
                                                                            ---------------           --------------
CASH FLOW FROM OPERATING ACTIVITIES
 Net income (loss)                                                              ($1,012,000)           ($14,991,000)
  Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities :
   Restructuring and product line adjustments                                        --                  17,450,000
   Cash used in restructuring                                                    (1,150,000)             (1,604,000)
   Inventory obsolescence reserve                                                (1,649,000)                --
   Depreciation                                                                     705,000                 733,000
   Provision for doubtful accounts and reserve for returns                          603,000                 101,000
   Amortization of intangible assets                                                401,000                 477,000
   Settlement of lawsuit                                                          2,000,000                 --
   Deferred taxes                                                                    --                  (4,872,000)
Changes in operating assets and liabilities:
    Accounts receivable                                                            (488,000)              7,800,000
    Inventories                                                                   1,873,000              (3,975,000)
    Prepaid expenses and contracts                                                1,338,000              (1,304,000)
    Other assets                                                                      5,000                  (6,000)
    Accounts payable                                                             (3,131,000)              1,890,000
    Accrued liabilities                                                            (237,000)                  9,000
    Income taxes                                                                  7,660,000              (4,536,000)
                                                                            ---------------           -------------

     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                             6,918,000              (2,828,000)

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of fixed assets (net of capitalized
   lease obligations of $354,000 in 1994)                                           (31,000)               (258,000)
                                                                            ---------------           -------------

     NET CASHED (USED) BY INVESTING ACTIVITIES                                      (31,000)               (258,000)

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from loans and notes payable                                         (6,225,000)                931,000
   Proceeds from the exercise of stock options                                       --                     168,000
   Payments for other assets                                                       (244,000)               (202,000)
   Payments of capitalized lease obligations                                       (184,000)               (190,000)
                                                                            ---------------           -------------

      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                           (6,653,000)                707,000

INCREASE (DECREASE) IN CASH                                                         234,000              (2,379,000)

CASH - Beginning of period                                                          101,000               3,723,000
                                                                            ---------------           -------------

CASH - End of period                                                               $335,000              $1,344,000
                                                                            ===============           =============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                                           $1,028,000              $1,135,000
                                                                            ===============           =============

Cash paid for taxes                                                                 --                   $1,320,000
                                                                            ===============           =============

                See Notes to Consolidated Financial Statements

                             THE SCORE BOARD, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PREPARATION

The financial information furnished herein includes, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of financial position as of July 31, 1995 and of the results of operations for the six months ended July 31, 1995 and 1994. The operating results for the six months ended July 31, 1995 are not necessarily indicative of a full year.

2.   RESTRUCTURING AND PRODUCT LINE ADJUSTMENTS

During the six months ended July 31, 1994, the Company's Board of Directors adopted plans to relocate one of its subsidiaries, Classic Games, Inc., to New Jersey, discontinue several of the Company's product lines and reduce its inventory levels through alternative distribution programs. The Company recorded pre-tax charges of $17,450,000, or $ .96 per share after tax on a primary earnings per share basis. Included in these charges were estimated losses on inventory, contractual commitments, lease abandonment, relocation and severance costs.

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

4.   BANK INDEBTEDNESS

On July 31, 1995, the Company's loan agreement with Mellon Bank, N.A. was replaced by a three year revolving credit facility with Congress Financial Corporation. Borrowings under the new facility are available up to $12,000,000, subject to availability, as defined, based on inventory and accounts receivable. Interest is charged at prime plus 2%. The outstanding balance at July 31, 1995 was $7,871,000 and is included in long-term debt on the accompanying consolidated balance sheet.

5.   INCOME TAXES

There was no income tax benefit recorded in the six months ended July 31, 1995 due to the availability of a net operating loss carry forward of approximately $5,000,000 for which a 100% valuation allowance has been established.


6.   LITIGATION

In August 1994, eight separate proposed class action lawsuits were filed against the Company and individual defendants alleging, inter alia, securities fraud
                                                ----------
under the federal securities laws. On November 17, 1994, the plaintiffs in these lawsuits filed a consolidated amended class action complaint.

On June 27, 1995, the Company reached an agreement for the full settlement and dismissal of the shareholder litigation, subject to final approval from the court. The settlement, which has received preliminary court approval, provides for the creation of a fund consisting of $3 million in cash (which will be paid by insurance) and $2 million of the Company's Common Stock. Accordingly, the Company recorded a one-time pretax, noncash charge for $2.0 million to reflect the issuance of Common stock in connection with the settlement. In addition, the Company incurred legal and other fees of approximately $175,000 associated with the securities litigation. The actual number of shares to be issued will not be known until all claims have been made and approved, which will likely occur sometime in November or December, 1995.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
        AND RESULTS OF OPERATIONS.
        --------------------------

RESULTS OF OPERATIONS
---------------------

Quarter Ended July 31, 1995 Compared to Quarter Ended July 31, 1994.

Following is a comparison of sales by major product category and distribution channels:

                                           THREE MONTHS ENDED
                                    --------------------------------
                                      7/31/95              7/31/94
                                    -----------          -----------
Classic(C) Trading Cards            $ 7,755,000          $12,206,000
Memorabilia                           5,940,000            8,788,000
Other                                 2,804,000            3,417,000
                                    -----------          -----------
                                    $16,499,000          $24,411,000
                                    ===========          ===========

Cable Television                    $ 3,465,000          $ 3,023,000
Retail                                5,940,000           12,626,000
Hobby                                 5,610,000            5,686,000
Other                                 1,484,000            3,076,000
                                    -----------          -----------
                                    $16,499,000          $24,411,000
                                    ===========          ===========

The decrease in net sales was primarily due to lower sales volume of Classic(C) trading card and memorabilia products. The decrease in net sales of Classic trading card products is primarily due to decreased sales of basketball draft pick trading cards, which were shipped in July 1994 versus a projected ship date of August 1995 for this year's version, and decreased sales of Best minor league cards, due to the discontinuation of this product line. Such decreases were partially offset by increased sales of the Company's football trading cards, which were shipped in July 1995 versus August 1994 for the prior year's version. The decrease in sales of memorabilia is primarily due to decreased sales of entertainment products resulting from the discontinuation of several entertainment categories. The changes in sales by distribution outlet primarily occurred due to sales of new Classic trading card products, which were heavily marketed to hobby outlets.

The increase in gross profit margins, which has been a major focus of management, is a result of the Company's new trading card product development and marketing strategies which have enabled the Company to increase its selling prices. In addition, prior year's results reflect the disposition of slow moving items at low margins.

The decrease in selling, general and administrative expenses were largely the result of decreased selling expenses and, to a lesser degree, decreases in general and administrative expenses. Decreases occurred in commissions (due to a higher percentage of hobby sales which are not subject to commissions) and in most other selling expenses, such as trade show and appearance fees (which decreased due to management's cost containment efforts). These decreases were partially offset by higher royalties resulting from a higher percentage of the Company's sales being subject to royalties. General and administrative expenses primarily decreased in payroll and other administrative expenses as the result of the restructuring of the Company. This decrease was partially offset by increases in insurance (which increased due to higher premiums relating to workman's compensation and the securities litigation) and bank fees (which increased due to the restructuring of the Company's credit facility).

On June 27, 1995, the Company reached an agreement for the full settlement and dismissal of its shareholder litigation, subject to final approval from the court. The settlement, which has received preliminary court approval, provides for the creation of a fund consisting of $3,000,000 in cash (which will be paid by insurance) and $2,000,000 of the Company's Common Stock. See Part II, Item 1, "Legal Proceedings." Accordingly, the Company recorded a one time $2,000,000 pretax, noncash charge to reflect the issuance of Common Stock in connection with the settlement. In addition, the Company incurred legal and other fees of approximately $175,000 associated with the securities litigation.

Following is a comparison of sales by major product category and distribution channels.

                                            SIX MONTHS ENDED
                                    --------------------------------
                                      7/31/95              7/31/94
                                    -----------          -----------
Classic(C) Trading Cards            $16,789,000          $18,039,000
Memorabilia                          11,511,000           14,436,000
Other                                 3,761,000            3,168,000
                                    -----------          -----------
                                    $32,061,000          $35,643,000
                                    ===========          ===========

Cable Television                    $ 7,111,000          $ 5,644,000
Retail                                8,827,000           19,465,000
Hobby                                13,054,000            6,818,000
Other                                 3,069,000            3,716,000
                                    -----------          -----------
                                    $32,061,000          $35,643,000
                                    ===========          ===========

Sales decreased due to lower Classic card sales, mainly due to the timing of shipment, and lower memorabilia sales due to reduced sales of entertainment categories which were discontinued. Gross profit margins have increased year-to-date for the same reasons as noted previously for the second quarter. Selling, general and administrative expenses are lower than the previous year primarily in payroll and benefits.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Inventories have declined due to management's ongoing asset management activities. Prepaid expenses were less than the prior year mainly due to amortization. Prepaid and recoverable income taxes decreased as the Company received a refund of $7,600,000 of Federal income taxes from the carry back of its fiscal 1995 tax loss. The proceeds were used to pay off the balance of $5,500,000 on the Company's then existing amortizing term loan with Mellon Bank, N.A. ("Mellon"); the remainder was applied to reduce the Company's revolving credit facility with Mellon. Due to the availability of funds, the Company was able to reduce its trade accounts payable and accrued liabilities.

On July 31, 1995, the Company's loan agreement with Mellon was replaced by a three year revolving credit facility from Congress Financial Corporation ("Congress"). Borrowings under the new facility can be up to $12,000,000, subject to availability, as defined, based on inventory and accounts receivable. Interest is charged at prime plus 2%. At August 31, 1995, the outstanding revolver balance was $9,506,000, and unused credit was $658,000.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

In August 1994, eight separate purported class action lawsuits were filed against the Company and certain individual defendants in the United States District Court for the District of New Jersey (the "Court") alleging, inter
                                                                      -----
alia, securities fraud under the federal securities laws.  On November 17, 1994,
----
the plaintiffs in these lawsuits filed a consolidated amended class action complaint. The Company filed its answer to the consolidated complaint on January 12, 1995, denying all charges contained in the consolidated complaint. In addition, a separate complaint containing the same allegations was filed against the Estate of Paul Goldin, the Company's former Chairman of the Board and Chief Executive Officer. All complaints were consolidated.

     On June 26, 1995, the Court preliminarily approved the settlement of the litigation in accordance with the terms contained in a Stipulation of Settlement on file with the Court. Under the Stipulation, a settlement fund has been established consisting of $3,000,000 in cash (which will be paid by insurance) and $2,000,000 in freely tradeable and transferrable shares of Common Stock (the "Settlement Shares"). For purposes of the settlement, the Court has preliminarily certified a class consisting of all persons who purchased the Company's Common Stock during the period commencing October 29, 1993 and ending September 2, 1994. The Settlement Shares are valued at $4.6469 per share. If, prior to final approval of the settlement, the average for the ten trading days preceding such approval of the daily average of the high and low sales prices of the Company's Common Stock (the "Adjusted Average Price") is less than $4.6469, the number of Settlement Shares will be increased to yield a total value of $2 million, the number of shares to be determined by dividing the Adjusted Average Price into $2 million. It is anticipated that the Court will grant final approval of the settlement on October 19, 1995.

     On October 4, 1994, Willie Mays initiated an arbitration proceeding with the Company, claiming that the Company failed to perform certain contractual obligations and seeking specific performance of the current contract. The Company has asserted various counterclaims based on Mr. Mays' failure to perform his contractual obligations. The hearing for the proceeding, which is being administered under the rules of the American Arbitration Association in Monmouth County, New Jersey, has been scheduled for September 20, 1995.

     On February 14, 1995, Upper Deck Authenticated, Ltd. ("UDA") filed suit against the Company and three unaffiliated entities in the United States District Court for the Southern District of California
alleging, inter alia,  that the Company had engaged in unfair competition and
          ----------
violated UDA's right to use the indicia of certain athletes on sports memorabilia and collectibles. The Company has responded to UDA's suit by denying all wrongdoing and filing its own claims against UDA, Upper Deck Company and Richard McWilliam, charging them with unfair competition, defamation, tortious interference with current and prospective contractual relations and abuse of process.

     The Company is involved in various other legal proceedings and claims incident to the conduct of its business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

(a)  Exhibits

          (27)  Financial Data Schedule


(b) The Company has not filed any reports on Form 8-K during the quarter for which this report is being filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           THE SCORE BOARD, INC.



Date: September 11, 1995                   By: /s/ Ken Goldin
                                               ----------------------------
                                               Ken Goldin, Chairman, Chief
                                               Executive Officer and
                                               President




Date: September 11, 1995                   By: /s/ Nathan T. Schelle
                                               ----------------------------
                                               Nathan T. Schelle
                                               Sr. Vice President - Finance
                                               Principal Financial and
                                               Accounting Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit
-------
Number            Description
------            -----------
27                Financial Data Schedule
--                -----------------------