Form 10-Q
period 1995-10-31
SCORE BOARD INC
filed 1995-12-15
CIK 813013

                                 FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES  EXCHANGE ACT OF 1934
For the quarterly period ended       October  31, 1995
                               --------------------------------------------
                            OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES  EXCHANGE ACT OF 1934
For the transition period from                  to
                               --------------------------------------------
Commission File No                   0-16913
                    -------------------------------------------------------

                             THE SCORE BOARD, INC.
---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New Jersey                                 22-2766077
-------------------------------                  ------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

             1951 Old Cuthbert Road, Cherry Hill, New Jersey 08034
---------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (609) 354-9000
---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
      Yes  X      No
         -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares outstanding on October 31, 1995 is 11,357,900.

Total No. of Pages:   16
Exhibit Index: Page   15

                             THE SCORE BOARD, INC.

                                     INDEX



      PART I FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Statements of Income         3
                  For the Three and Nine Months Ended
                  October 31, 1995 and 1994 (Unaudited)

               Consolidated Balance Sheets as of         4
                  October 31, 1995 (Unaudited) and
                  January 31, 1995

               Consolidated Statements of Cash Flow      5
                  For the Nine Months Ended
                  October 31, 1995 and 1994 (Unaudited)

               Notes to Consolidated Financial
                  Statements (Unaudited)                 6-7

      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                             8-10

      PART II OTHER INFORMATION

      Item 1.  Legal Proceedings                         11

      Item 6.  Exhibits and Reports on Form 8-K          12

               Signature Page                            13

               Exhibits                                  14-16

                            THE SCORE BOARD , INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                        -------------------------------  -------------------------------
                                          OCTOBER 31,      OCTOBER 31,     OCTOBER 31,      OCTOBER 31,
                                             1995            1994             1995            1994
                                        --------------  ---------------  --------------  ---------------
NET SALES                                 $23,947,000      $18,019,000     $56,008,000      $53,662,000

COST OF GOODS SOLD                         14,414,000       17,102,000      31,741,000       44,423,000
                                        --------------  ---------------  --------------  ---------------

GROSS PROFIT                                9,533,000          917,000      24,267,000        9,239,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   7,256,000        7,699,000      19,905,000       21,626,000

NET PROCEEDS FROM OFFICER'S
  LIFE INSURANCE                              --              --               --            (1,100,000)

RESTRUCTURING AND PRODUCT
  LINE ADJUSTMENTS                            --             4,500,000         --            21,950,000
                                        --------------  ---------------  --------------  ---------------


INCOME (LOSS) FROM OPERATIONS               2,277,000      (11,282,000)      4,362,000      (33,237,000)

COST OF SECURITIES LITIGATION
  SETTLEMENT                                  --              --             2,175,000         --

NET INTEREST EXPENSE                          509,000          635,000       1,431,000        1,755,000
                                        --------------  ---------------  --------------  ---------------


INCOME (LOSS) BEFORE INCOME TAXES           1,768,000      (11,917,000)        756,000      (34,992,000)

INCOME TAXES (BENEFIT)                        --             1,913,000         --            (6,171,000)
                                        --------------  ---------------  --------------  ---------------


NET INCOME (LOSS)                          $1,768,000     ($13,830,000)       $756,000     ($28,821,000)
                                        ==============  ===============  ==============  ===============


NET INCOME (LOSS) PER
  COMMON SHARE - PRIMARY                        $0.16           ($1.23)          $0.07           ($2.53)
                                        ==============  ===============  ==============  ===============


AVERAGE NUMBER OF SHARES
 OUTSTANDING - PRIMARY                     11,342,070       11,275,350      11,280,522       11,390,967
                                        ==============  ===============  ==============  ===============


                See notes to consolidated financial statements

                             THE SCORE BOARD, INC.
                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS


                                                      October 31,    January 31,
                                                          1995          1995
                                                      ----------     -----------
                                                      (UNAUDITED)
                                                      -----------
CURRENT ASSETS
     Cash                                             $866,000      $   101,000
     Accounts receivable (net of reserve for
       returns and doubtful accounts of $2,210,000
       and $2,258,000 at October 31, 1995 and
       January 31,1995,respectively)                  17,087,000     13,914,000
     Inventories                                      18,990,000     17,251,000
     Prepaid expenses                                  2,159,000      3,095,000
     Prepaid contracts                                 5,859,000      5,756,000
     Prepaid/recoverable income taxes                    514,000      8,174,000
                                                      ----------    -----------

               TOTAL CURRENT ASSETS                   45,475,000     48,291,000

FIXED ASSETS -  net                                    1,999,000      2,992,000
INTANGIBLE AND OTHER ASSETS - net                      2,116,000      2,404,000
                                                      ----------    -----------

               TOTAL ASSETS                         $ 49,590,000    $53,687,000
                                                    ==============  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank indebtedness                              $    --         $14,096,000
     Accounts payable                                 10,366,000     11,461,000
     Accrued liabilities                               5,745,000      5,488,000
                                                    ---------------- -----------

               TOTAL CURRENT LIABILITIES              16,111,000     31,045,000

LONG-TERM DEBT                                        20,447,000     10,737,000

COMMITMENTS AND CONTINGENCIES                            --               --

STOCKHOLDERS' EQUITY
     Preferred stock - $.01 par value, authorized
          10,000,000 shares; none issued                 --               --
     Common stock - $.01 par value, authorized
          30,000,000 shares; issued 11,357,900
          shares at October 31, 1995 and
          11,249,748 at January 31, 1995                 114,000        112,000
     Additional paid-in capital                       17,388,000     17,019,000
     Retained earnings (deficit)                      (4,470,000)    (5,226,000)
                                                    --------------   ----------

               TOTAL STOCKHOLDERS' EQUITY             13,032,000     11,905,000
                                                    --------------  -----------

               TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY                               $49,590,000     $53,687,000
                                                    ==============  ============


                See notes to consolidated financial statements

                             THE SCORE BOARD, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                         Nine Months Ended October 31,
                                                         -----------------------------
                                                             1995           1994
                                                         ------------- ---------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net income (loss)                                      $756,000     ($28,821,000)
     Adjustments to reconcile net income (loss) to
        net cash provided (used) by operating activities:
          Restructuring and product line adjustments          --           21,950,000
          Cash used in restructuring                      (1,305,000)      (3,054,000)
          Prepaid expenses and contracts reserve              --            1,565,000
          Inventory obsolescence reserve                  (2,414,000)         306,000
          Depreciation                                     1,030,000        1,067,000
          Provision for doubtful accounts and reserve for  1,092,000          151,000
          Amortization of intangible assets                  618,000          720,000
          Settlement of lawsuit                            2,000,000         --
          Deferred taxes                                      --            1,168,000
     Changes in operating assets and liabilities:
          Accounts receivable                             (4,265,000)      11,599,000
          Inventories                                        675,000          549,000
          Prepaid expenses and contracts                     833,000       (1,491,000)
          Other assets                                        44,000           25,000
          Accounts payable                                (1,095,000)        (943,000)
          Accrued liabilities                               (415,000)        (455,000)
          Income taxes                                     7,660,000       (7,774,000)
                                                          ------------- ---------------

         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES  5,214,000       (3,438,000)
                                                          ------------- ---------------

CASH FLOW FROM INVESTING ACTIVITIES

     Purchases of fixed assets (net of capitialized
       lease obligations of $354,000 in 1994)                (60,000)        (270,000)
                                                          ------------- ---------------

         NET CASH USED BY INVESTING ACTIVITIES               (60,000)        (270,000)

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from loans and notes payable                (4,386,000)       1,765,000
     Proceeds from the exercise of stock options             371,000          168,000
     Payments for other intangible assets                   (374,000)        (202,000)
                                                          ------------- ---------------

          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIE (4,389,000)       1,731,000
                                                          ------------- ---------------

INCREASE (DECREASE)  IN CASH                                 765,000       (1,977,000)

CASH - Beginning of period                                   101,000        3,723,000
                                                          ------------- ---------------

CASH - End of period                                        $866,000       $1,746,000
                                                          ============= ===============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid for interest                                 $1,779,943       $1,746,000
                                                          ============= ===============

   Cash paid for taxes                                        --             $508,000
                                                          ============= ===============

                See notes to Consolidated Financial Statements

                             THE SCORE BOARD, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PREPARATION

The financial information furnished herein includes, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of financial position as of October 31, 1995 and of the results of operations and cash flow for the nine months ended October 31, 1995 and 1994. The operating results for the nine months ended October 31, 1995 are not necessarily indicative of a full year.

2.   RESTRUCTURING AND PRODUCT LINE ADJUSTMENTS

During the nine months ended October 31, 1994, the Company's Board of Directors adopted plans to relocate one of its subsidiaries, Classic Games, Inc., to New Jersey, discontinue several of the Company's product lines and reduce its inventory levels through alternative distribution programs. The Company recorded pre-tax charges of $21,950,000, or $1.58 per share after tax on a primary earnings per share basis. Included in these charges were estimated losses on inventory, contractual commitments, lease abandonment, relocation and severance costs.

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

4.   BANK INDEBTEDNESS

On July 31, 1995, the Company's loan agreement with Mellon Bank, N.A. was replaced by a three year revolving credit facility with Congress Financial Corporation. Borrowings under the new facility are available up to $12,000,000, subject to availability, as defined, based on inventory and accounts receivable. Interest is charged at prime plus 2%. The outstanding balance at October 31, 1995 was $9,874,000 and is included in long-term debt on the accompanying consolidated balance sheet.

5.   INCOME TAXES

There was no income tax provision recorded in the nine months ended October 31, 1995 due to the availability of a net operating loss carry forward of approximately $5,000,000 for which a 100% valuation allowance has been established.

6.   LITIGATION

In August 1994, eight separate proposed class action lawsuits were filed against the Company and individual defendants alleging, inter alia, securities fraud
                                                ----------
under the federal securities laws. On November 17, 1994, the plaintiffs in these lawsuits filed a consolidated amended class action complaint.

On June 27, 1995, the Company reached an agreement for the full settlement and dismissal of the shareholder litigation, subject to final approval from the court. The settlement, which received final court approval on November 6, 1995, provides for the creation of a fund consisting of $3 million in cash (paid by insurance) and $2 million in freely tradeable and transferrable shares of Common Stock (430,394 shares). Accordingly, in the quarter ended July 31, 1995, the Company recorded a one-time pretax, noncash charge for $2.0 million to reflect the issuance of Common stock in connection with the settlement. In addition, the Company incurred legal and other fees of approximately $175,000 associated with the shareholder litigation.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
        AND RESULTS OF OPERATIONS.
        -------------------------

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED OCTOBER 31, 1995 COMPARED TO QUARTER ENDED OCTOBER 31, 1994.
--------------------------------------------------------------------------

Following is a comparison of sales by major product category and distribution channels:

                                 THREE MONTHS ENDED
                             -------------------------
                              10/31/95      10/31/94
                             -----------   -----------

Classic(R) Trading Cards     $13,297,000   $10,165,000
Memorabilia                    8,579,000     6,603,000
Other                          2,071,000     1,251,000
                             -----------   -----------
                             $23,947,000   $18,019,000
                             ===========   ===========

Cable Television             $ 4,743,000   $ 3,361,000
Retail                        11,319,000    10,030,000
Hobby                          6,934,000     4,390,000
Other                            951,000       238,000
                             -----------   -----------
                             $23,947,000   $18,019,000
                             ===========   ===========

The increase in net sales was primarily due to higher sales volume of Classic(R)
trading card, phone card and memorabilia products.   The increase in Classic
trading card sales is mainly due to new product releases and the timing of certain product shipments. The increase in sales of memorabilia is primarily due to the Company's first shipment of products to a large retailer under its in-store merchandising program, as well as the sale of products commemorating a one time high profile sporting event. Memorabilia sales were further increased due to strong sales of unautographed consumer sports oriented collectibles. The changes in sales by distribution outlet primarily occurred due to sales of new Classic trading card products, which were heavily marketed to hobby outlets.

The increase in gross profit margins, which has been a major focus of management, is a result of the Company's development of new trading card products and marketing strategies which have enabled the Company to increase its selling prices. In addition, prior year's results reflect the disposition of slow moving items at low margins as well as additional reserves for product returns and inventories.

The Company experienced decreases in both selling and general and administrative expenses. Decreases occurred in commissions (due to a higher percentage of hobby sales which are not subject to commissions) and in most other selling expenses, such as trade show expenses, appearance fees and advertising costs (which decreased due to management's cost containment efforts). These decreases were partially offset by higher royalties resulting from a higher percentage of the Company's sales being subject to royalties. General and administrative expenses primarily decreased in payroll and other administrative expenses as the result of the Company's restructuring. This decrease was partially offset by increases in insurance (which increased due to higher premiums relating to workman's compensation and directors and officers liability policies).

NINE MONTHS ENDED OCTOBER 31, 1995 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
----------------------------------------------------------------------------
1994.
-----

Following is a comparison of sales by major product category and distribution channels:


                                 NINE MONTHS ENDED
                             ------------------------
                              10/31/95     10/31/94
                             -----------  -----------

Classic(R) Trading Cards     $29,768,000  $28,179,000
Memorabilia                   19,945,000   21,022,000
Other                          6,295,000    4,461,000
                             -----------  -----------
                             $56,008,000  $53,662,000
                             ===========  ===========


Cable Television             $11,854,000  $ 9,005,000
Retail                        20,189,000   29,495,000
Hobby                         19,977,000   11,208,000
Other                          3,988,000    3,954,000
                             -----------  -----------
                             $56,008,000  $53,662,000
                             ===========  ===========


The increase in net sales was primarily due to higher Classic(R) trading card and phone card sales and sales of other products. The increase in Classic trading card sales was mainly due to new product releases and the timing of certain product shipments. The increases in other net sales is due to specialty product sales. These increases were partially offset by a decrease in memorabilia products sales which declined due to the discontinuation of several entertainment related product categories. The changes in sales by distribution outlet, the increase in gross profit margins and the decrease in selling, general and administrative expenses were due to the same reasons as noted for the third quarter.

On June 27, 1995, the Company reached an agreement for the full settlement and dismissal of its shareholder litigation, subject to final approval from the court. The settlement, which received final court approval on November 6, 1995, provides for the creation of a fund consisting of $3,000,000 in cash (paid by insurance) and $2,000,000 of the Company's Common Stock. See Part II, Item 1,
"Legal Proceedings."   Accordingly, in the quarter ended July 31, 1995, the
Company recorded a one time $2,000,000 pretax, noncash charge to reflect the issuance of Common Stock in connection with the settlement. In addition, the Company incurred legal and other fees of approximately $175,000 associated with the shareholder litigation.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Accounts receivables have increased due to higher levels of sales in the quarter ended October, 31, 1995 compared to the fourth quarter of the previous year ended, January 31, 1995. Inventories increased due to the seasonal increases in non-autographed and some autographed goods to meet anticipated fourth quarter shipments, as well as increased work in progress inventory related to forthcoming trading card issues. Prepaid and recoverable income taxes decreased as the Company received a refund of $7,600,000 of Federal income taxes from the carry back of its fiscal 1995 tax loss. The proceeds were used to pay off the balance of $5,500,000 on the Company's then existing amortizing term loan with Mellon Bank, N.A. ("Mellon"); the remainder was applied to reduce the Company's revolving credit facility with Mellon. Due to the availability of funds, the Company was able to reduce its trade accounts payable and accrued liabilities.


On July 31, 1995, the Company's loan agreement with Mellon was replaced by a three year revolving credit facility from Congress Financial Corporation ("Congress"). Borrowing under the new facility can be up to $12,000,000, subject to availability, as defined, based on inventory and accounts receivable. Interest is charged at prime plus 2%. At November 30, 1995, the outstanding revolver balance was $9,854,000, and unused credit was $2,146,000.

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

     On November 6, 1995, the Court granted final approval for the settlement of the litigation in accordance with the terms contained in a Stipulation of Settlement on file with the Court. Under the Stipulation, a settlement fund has been established consisting of $3,000,000 in cash (paid by insurance) and $2,000,000 in freely tradeable and transferrable shares of Common Stock, (430,394 shares). For purposes of the settlement, the Court certified a class consisting of all persons who purchased the Company's Common Stock during the period commencing October 29, 1993 and ending September 2, 1994.

     On October 4, 1994, Willie Mays initiated an arbitration proceeding with the Company, claiming that the Company failed to perform certain contractual obligations and seeking specific performance of the current contract. The Company has asserted various counterclaims based on Mr. Mays' failure to
perform his contractual obligations.   The three day hearing, which was
administered under the rules of the American Arbitration Association in Monmouth County, New Jersey, was concluded on November 18, 1995. The parties expect a decision by the arbitrator within sixty days.

     On February 14, 1995, Upper Deck Authenticated, Ltd. ("UDA") filed suit against the Company and three unaffiliated entities in the United States District Court for the Southern District of California alleging, inter alia,
                                                                 ----------
that the Company had engaged in unfair competition and violated UDA's right to use the indicia of certain athletes on sports memorabilia and collectibles. The Company has responded to UDA's suit by denying all wrongdoing and filing its own claims against UDA, Upper Deck Company and Richard McWilliam, charging them with unfair competition, defamation and tortious interference with current and prospective contractual relations. Discovery in this matter is ongoing.

     The Company is involved in various other legal proceedings and claims incident to the conduct of its business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

(a)  Exhibits

          (27) Financial Data Schedule


(b) Reports on Form 8-K during the quarter for which this report is being filed: On August 15, 1995, the Company filed a report on Form 8-K under Item 5.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    THE SCORE BOARD, INC.



Date:  December 15, 1995            By:  /s/ Ken Goldin
                                         ----------------------------
                                         Ken Goldin, Chairman, Chief
                                         Executive Officer and
                                         President



Date:  December 15, 1995             By:  /s/ Nathan T. Schelle
                                          ----------------------------
                                          Nathan T. Schelle
                                          Sr. Vice President - Finance
                                          Principal Financial and
                                          Accounting Officer

                             THE SCORE BOARD, INC.

                                    EXHIBITS

                                       TO

                                   FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                                OCTOBER 31, 1995

                                 EXHIBIT INDEX
                                 -------------

Exhibit
-------
Number         Description
------         -----------

27             Financial Data Schedule
--             -----------------------