Form 10-K
period 1996-01-31
SCORE BOARD INC
filed 1996-04-30
CIK 813013

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ---------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JANUARY 31, 1996
                          COMMISSION FILE NO. 0-16913

                             THE SCORE BOARD, INC.
            (Exact Name of Registrant as specified in its charter)

          New Jersey                                    22-2766077
(State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)               No.)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X                No
                             -----                 -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [ X ]

The aggregate market value, as of April 25, 1996, of voting stock of the registrant held by non-affiliates was approximately $66,621,583.

The number of outstanding shares of registrant's Common Stock, $.01 par value, on April 25, 1996 was 11,843,837.

                 Documents Incorporated By Reference:      None

                             THE SCORE BOARD, INC.
                             ---------------------

                                     INDEX
                                     -----

                     ITEM                                              PAGE
                     ----                                              ----
PART I                1.   Business                                      3

                      2.   Properties                                   12

                      3.   Legal Proceedings                            12

                      4.   Submission of Matters to Vote of
                           Security Holders                             13

PART II               5.   Market for Registrant's Common Equity
                           and Related Stockholder Matters              14

                      6.   Selected Financial Data                      14

                      7.   Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                16

                      8.   Financial Statements and Supplementary
                           Data                                         20

                      9.   Changes in and Disagreements with
                           Accountants on Accounting and
                           Financial Disclosure                         20

PART III              10.  Directors and Executive Officers of the
                           Registrant                                   21

                      11.  Executive Compensation                       24

                      12.  Security Ownership of Certain Beneficial
                           Owners and Management                        28

                      13.  Certain Relationships and Related
                           Transactions                                 30

PART IV               14.  Exhibits, Financial Statement Schedules,
                           and Reports on Form 8-K                      31


                                     PART I
                                     ------
ITEM 1. BUSINESS
- - ----------------

INTRODUCTION
- - ------------

     The Score Board, Inc. (the "Company" or "Registrant") designs, manufactures, markets and distributes sports and entertainment related products. Its primary activities are the marketing and sale of specialty sports trading cards, sports and entertainment memorabilia and prepaid telephone calling cards. The Company's products are sold primarily through national and regional cable television shopping networks, national and regional retailers, wholesalers and distributors, hobby stores, and premium and promotional programs.

     The Company's trading card activities focus on the sale of Company designed specialty sports trading cards. The Company's memorabilia operations consist of designing, manufacturing and selling autographed and non-autographed sports and entertainment memorabilia. The sports and entertainment memorabilia product lines include autographed baseballs, baseball bats, footballs, basketballs, hockey sticks, uniform jerseys and trading cards, as well as autographed and non-autographed photo plaques, limited edition lithographs, gold record plaques, shirts, jewelry, commemorative coins and ceramic items. Each item of memorabilia features the name, likeness or similar indicia of an athlete or entertainment celebrity, or certain characters and trademarks associated with a television show or motion picture.

     The Company also designs and sells prepaid telephone calling card products, which products are sold in discreet sets or packaged with the Company's trading card products. In addition, the Company licenses third parties to manufacture and sell trading cards and other non-autographed products.

     The Company produces its various products based upon personal service contracts with celebrities and other license agreements. Under the personal service contracts, the celebrities agree to autograph memorabilia, for which they are generally paid on a per signature basis with a specific guaranteed minimum. They may also grant to the Company a license to manufacture and sell, and to sublicense third parties to manufacture and sell, various non-autographed products such as prepaid telephone calling cards, watches, greeting cards, party accessories and ornaments. They may also be paid additional fees for performing other services, including personal appearances, on behalf of the Company.

     The Company was incorporated in the State of New Jersey on November 25, 1986. References to the Company include The Score Board, Inc. and its wholly-owned subsidiaries, Americana Memorabilia, Inc., Classic Games, Inc., Classic Marketing, Inc., SB Acquisition Corp. and Score Board Holding Corporation. References to Classic refer to Classic Marketing, Inc. The Company's fiscal year ends on January 31st.

     In July 1995, the Company merged five of its wholly-owned subsidiaries, California Gold, Inc., Catch A Star Collectibles, Inc., Pro Legends, Inc., Score Board Retail Corp. and Score Board Sub, Inc., with and into the Company. The merger was effected in accordance with a Plan of Merger adopted on March 30, 1994. None of the subsidiaries merged into the Company had active operations.

TRADING CARDS
- - -------------

     The Company produces various trading card products based upon its personal service contracts with athletes and other license agreements. Pursuant to its contracts with athletes, the Company produces draft pick trading card sets featuring the top draft picks in the Major League Baseball, National Basketball Association, National Football League and National Hockey League drafts. The draft pick line includes football and basketball trading card sets and, until recently, baseball and hockey sets. These sets have been marketed in different configurations, including complete sets, foil packs of twelve cards and jumbo packs of sixteen cards, and are distributed through the Company's various channels of distribution. The Company also produces a multi-sport trading card product featuring race car drivers and draft pick players from each of the four major sports, and produces various high-end trading card products featuring baseball, basketball, football and hockey players which are marketed through the Company's various channels of distribution. Certain of these high-end trading card products include foil-packed premium trading cards with a prepaid telephone calling card in each pack. Other high-end products include foil-packed trading cards with randomly inserted autographed trading cards. The Company also produces various auto racing trading card products which feature race car drivers, members of their pit crews, race cars and car owners.

     In addition, the Company produces the Classic Pro-Line collection of trading card products under its license agreements with the National Football League Properties, Inc. ("NFLP") and the National Football League Players Association ("NFLPA").

     The Company has discontinued production of minor league baseball trading cards and its hockey draft pick and baseball draft pick sets.

     The Company's trading card products are manufactured, printed and packaged for the Company by unrelated third parties.

MEMORABILIA
- - -----------

     The Company's memorabilia line consists of sports memorabilia and entertainment memorabilia. Sports memorabilia products are based upon personal service contracts entered into with certain well-known athletes, as well as non-exclusive licenses obtained from entities such as Major League Baseball Properties, Inc. ("MLBP"), the Major League Baseball Players Association ("MLBPA"), NBA Properties, Inc. ("NBAP") and NFLP. The products currently include items such as autographed baseballs, baseball bats, uniform jerseys, helmets, basketballs, footballs and trading cards. The sports memorabilia line also includes autographed and non-autographed photo plaques, limited edition lithographs, shirts, commemorative coins and ceramic items.

     As of January 31, 1996, the Company had personal service contracts with approximately forty sports celebrities, including Cal Ripken, Jr., Shaquille O'Neal, Hank Aaron, Nolan Ryan, Hakeem Olajuwon, Barry Bonds, Ken Griffey, Jr., Frank Thomas, Greg Maddux, Alonzo Mourning, Troy Aikman, Emmitt Smith, III, Steve Young and Dale Earnhardt. The contracts typically have a term of one to two years, and the Company has generally not experienced difficulty in renewing these contracts. Many of these contracts prohibit the celebrity from autographing certain items for sale through mass merchandising channels, such as television shopping networks and retail catalogs, unless the sales are arranged by the Company.

     The Company has license agreements with MLBP and the MLBPA, pursuant to which the Company may utilize the names and logos of MLBP (and its member teams) and the MLBPA in connection with the manufacture and distribution of autographed and non-autographed memorabilia. During the past fiscal year, products sold by the Company under one or both of these licenses included autographed baseballs, baseball bats, photographs and collector plaques. Both the MLBP and the MLBPA licenses will expire on December 31, 1996.

     The Company has a license agreement with NBAP, pursuant to which the Company may use the names, logos, emblems and uniforms of the NBAP and its member teams in connection with a variety of autographed and non-autographed memorabilia. The NBAP has also granted the Company the right, on a group basis, to use the names, likenesses and other attributes of current NBA players on such memorabilia. The license agreement will expire July 31, 1996.

     In addition, the Company has acquired a license from NFLP to utilize the names, logos and other identifying symbols of NFLP and its member teams on a variety of autographed and non-autographed memorabilia. The license will expire March 31, 1997.

     The Company's entertainment memorabilia is based upon exclusive and non-exclusive licenses obtained, and personal service contracts entered into, by the Company involving certain well-known celebrities and certain characters and trademarks associated with motion pictures and television shows. The products currently include limited edition lithographs, gold record plaques, mugs, ceramic items, jewelry, commemorative coins, stamp plaques, photo plaques, framed and matted photos, posters and similar products.

     As of January 31, 1996, the Company had personal service contracts with approximately fifteen entertainment celebrities. The contracts typically have a term of one to three years, and the Company generally has not had difficulty in renewing these contracts.

     The Company has a non-exclusive license from Paramount Pictures, Inc.
to market certain Star Trek memorabilia through direct
                                ---------
mail/catalog outlets, retail outlets and certain television shopping networks. The Company has also obtained an exclusive license from Lucasfilm, Ltd. to market newly developed autographed and non-autographed memorabilia based on characters and trademarks associated with the Star Wars series of motion
                                                 ---------
pictures, as well as a non-exclusive license to market currently existing products relating thereto.

     The Company's memorabilia is marketed primarily through national and regional cable shopping television networks, national and regional retailers, hobby stores and premiums and promotional programs.

SUBLICENSING
- - ------------

     The Company's sublicensing business is based upon its personal service contracts with certain well-known athletes. Under these contracts, the Company acquires the right to manufacture and sell, and to sublicense third parties to manufacture and sell, various non-autographed products. The Company receives royalties from the sale of products by the third parties with which it enters into sublicensing agreements.

     The Company has sublicensed to Hallmark Cards, Inc. the right to manufacture and sell an exclusive line of personal communication and celebration specialty products (e.g., greeting cards and party accessories) and holiday ornaments featuring various professional athletes. The Company has also sublicensed to Sprint Communications Company, L.P. the right to manufacture and sell, both nationally and internationally, prepaid telephone calling cards featuring the Company's portfolio of athletes from all major sports. The Company has also sublicensed numerous other companies to produce items such as trading cards, gold trading cards, collector plates and watches.

RECENT DEVELOPMENTS
- - -------------------

     In February 1995, the Company terminated operations at its plaque and framing division and entered into an agreement to lease the premises and assets of such division to Record Time Design, Inc. ("RTDI"). RTDI is owned and operated by former employees of the Company. Under the terms of the lease agreement, RTDI will supply the Company with plaque and framing services at a fixed cost, and will pay the Company a monthly rental fee for the leased premises and assets. The Company also granted RTDI an option to purchase the leased assets at a mutually agreed upon price.

     In July 1995, the Company secured a $12,000,000 asset based revolving line of credit from Congress Financial Corporation, a subsidiary of CoreStates Financial Corp. This line of credit replaced the Company's previous credit line with Mellon Bank, N.A. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     On November 6, 1995, the Company settled its securities litigation in accordance with the terms of a Stipulation of Settlement on file with the United States District Court for the District of New Jersey. See Item 3. "Legal Proceedings."

     On February 2, 1996, the Company announced a twenty percent staffing reduction (approximately 40 employees), the elimination of certain marginally profitable products and small inventory lots, and a new minimum order policy. It also announced a $1,960,000 pre-tax restructuring charge relating to these matters.

     On March 27, 1996, the Company announced a non-recurring special charge of $3,715,000 in connection with the write-down of certain assets relating to license agreements and its assessment of estimated legal costs to be incurred in connection with ongoing litigation.

MARKETING AND DISTRIBUTION
- - --------------------------

     The Company markets its products primarily through in-house sales employees and independent sales representatives. Channels of distribution include cable television shopping networks such as QVC and Canadian Home Shopping Network, national and regional retailers (including toy stores, convenience stores, mass market retailers, warehouse clubs and distributors of periodical publications), wholesalers and distributors, hobby stores, and premium and promotional programs.

     The Company has utilized various sales representatives and distributors who are generally paid commissions of varying rates based on net sales with respect to certain specified accounts. Commissions are customarily paid pursuant to oral arrangements, although the Company has several written agreements with sales representatives. The Company primarily ships its memorabilia products from its warehouse in Cherry Hill, New Jersey, and has its trading products shipped to customers by unrelated manufacturers.

LICENSE AGREEMENTS, PERSONAL SERVICE CONTRACTS AND TRADEMARKS
- - -------------------------------------------------------------

     In general, the production or distribution of products depicting the image of any celebrity, athlete, team, league, organization logo or trademark requires a license from such celebrity, athlete, team, league, organization or owner of the trademark. The Company believes that it has obtained, and is currently in material compliance with, all licenses necessary to produce and market its existing products and its products under development. The Company is constantly seeking to sign athletes to personal services contracts and to acquire licenses from other licensing entities in connection with the production of its product lines.

     The Company acquires the products it utilizes to produce its sports and entertainment memorabilia pursuant to license agreements it has obtained or from manufacturers the Company believes to be duly licensed. The Company obtains the autographs for its memorabilia products pursuant to personal service contracts. The Company's business is largely dependent upon its ability to maintain existing licenses and personal service contracts and to obtain additional licenses and personal service contracts necessary to offer new products.

     To enable the Company to produce its draft pick trading card sets, the Company enters into contracts with draft pick athletes. In specific instances, the Company has obtained the exclusive right to depict certain of the draft pick athletes until they become members of a major league team. Because the players are shown in their high school or college uniforms, rather than in the uniforms of their future professional teams, and are not yet members of the players' associations, the Company believes that no licenses are needed from either the leagues or the players' associations to produce its draft pick trading card sets. The Company has, however, obtained a license from the NFLP to use certain identifying marks of the NFLP on the Company's "Classic Football Draft Pick Set."

     The Company has also acquired licenses from the NFLP, NBAP, MLBP and MLBPA in connection with the manufacture and distribution of football, basketball and baseball memorabilia. The Company has several other exclusive and non-exclusive licenses, which grant the Company the right to produce and distribute trading cards and sports and entertainment-related memorabilia. See Item 1. "Business - Memorabilia."

     The Company considers its trademarks to be of material importance to its business. The principal trademarks, including Score Board(R) and Classic(R), have been registered in the United States and Canada.

EMPLOYEES
- - ---------

     As of January 31, 1996, the Company employed 187 full-time persons and 3 part-time persons. No employees of the Company are subject to collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

RISK FACTORS
- - ------------

     In addition to the other information contained in this Report, the following risk factors should be considered carefully in evaluating the Company and its business. This Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Report.

     Dependence Upon License Agreements
     ----------------------------------

     In general, the production or distribution of products depicting the image of any celebrity, athlete, team, league, organization, logo or trademark requires a personal service contract or license from such celebrity, athlete, team, league, organization or owner of the trademark. The Company's business is highly dependent upon its ability to obtain and maintain existing licenses and personal service contract and to obtain additional licenses and personal service contracts necessary to offer new products. Although the Company believes it will be able to renew its licenses and personal service contracts upon their expiration, there can be no assurance that such renewals can be obtained on terms acceptable to the Company. The inability of the Company to renew existing licenses and personal services contracts and/or to acquire additional licenses and personal service contracts with sports and entertainment celebrities could have a material adverse impact on the Company's sales and earnings.

     Competition
     -----------

     The Company believes that no single entity competes against the Company in all of its product offerings. In each of its product lines, however, the Company has significant existing and potential competition.

     With respect to the manufacture and sale of draft pick trading cards, the Company believes that it is the dominant source of these cards. The competitive factors in this market are principally based upon quality, ability to make prompt delivery and ability to obtain premier players on an exclusive basis. With respect to the manufacture and sale of other trading cards, the Company competes directly with other manufacturers, some of whom have far greater experience and finances devoted to these products. The Company encounters competition principally based upon product pricing, creativity, quality and ability to make delivery.

     With respect to memorabilia, the Company's sports products compete with several other sports memorabilia companies, including a company which is an affiliate of a major trading card manufacturer, as well as dealers involved in sports trading cards. The Company believes that its sports memorabilia competitors generally sell their products primarily through television shopping networks, retail stores, card shows and catalogs, and that the dealers generally sell their products only through hobby magazines and sports card shows. The Company's entertainment memorabilia product line competes with certain licensors who have developed their own entertainment memorabilia product lines which are sold in their own stores and in catalogs, as well as with dealers, fan clubs, entertainment memorabilia conventions and concert hall concessions. The Company faces competition for the sale of sports and entertainment memorabilia based upon reputation for authenticity of product, product quality and pricing, athlete/celebrity selection and ability to deliver product in volume. The Company's practice of providing certificates of authenticity for autographed memorabilia has enhanced its distribution of these products. The Company also competes with other sports and entertainment memorabilia companies for the engagement of sports and entertainment celebrities under personal services contracts.


     Reliance on Television Shopping Networks
     ----------------------------------------

     For the Company's fiscal year ended January 31, 1996, sales to national and regional cable television networks accounted for approximately 22% of the Company's net sales. Sales to one of these television shopping networks, QVC Network, Inc. ("QVC"), accounted for approximately 17% of the Company's net sales for fiscal year 1996. The Company has no written agreement with QVC, and cannot give any assurance that it will attain its current level of sales to QVC. The loss of QVC as a customer, or cable television as a sales outlet for the Company's products, could have a material adverse impact on the Company.

     Factors Affecting Sales and Earnings
     ------------------------------------

     The market for sports trading cards and sports and entertainment memorabilia is affected by many factors, including seasonality, consumer interest and general economic conditions. Furthermore, with respect to trading cards, there has been a significant increase in the number and type of such cards printed and sold over the past several years, which has made it more difficult to predict consumer interest with respect to particular cards. Recently, the market for sports trading cards has experienced a contraction, which has resulted in diminished sales of trading cards by the Company and certain of its competitors.

     As part of its marketing efforts, the Company has sports and entertainment celebrities under contract to sign autographs and make appearances. If the Company were not able to respond to changes in consumer demand and tastes quickly enough, or if the celebrities under contract with the Company were to become ill or injured, or to fall into public disfavor, the Company's sales and earnings could be materially adversely affected. The Company's sales and earnings could also be materially adversely affected if the Company were unable to retain the services of the celebrities or if an overabundance of the celebrities' autographs were to become available for sale.

     Source of Materials
     -------------------

     The Company obtains the standard items to be autographed, such as baseballs, footballs, basketballs and uniform jerseys, and components for its memorabilia products from licensed dealers and unrelated third party manufacturers. The sources for many of these items are limited to several or, in certain cases, one manufacturer or supplier. Although the Company does not have formal written agreements with any supplier, the Company generally has not experienced difficulty in obtaining these items. No assurance can be given, however, that the Company will not experience any significant difficulty in obtaining these items in the future.

     Dependence on Key Personnel
     ---------------------------

     The Company's future success depends upon its ability to attract and retain its key managerial personnel. The loss of services of certain of the Company's executive officers or the inability of the Company to attract additional management personnel could have a material adverse effect upon the Company's business, financial condition and results of operations. Certain of its key executive officers, including Kenneth Goldin, the President and Chief Executive Officer, and Michael A. Hoppman, the Chief Financial Officer, have employment agreements with the Company. Mr. Goldin's employment agreement terminates on December 31, 1996 and Mr. Hoppman's employment agreement terminates on April 30, 1996.

     Potential for Significant Fluctuations in Quarterly Operating Results
     ---------------------------------------------------------------------

     The Company has experienced, and may in the future experience, significant quarter to quarter fluctuations in its results of operations. Such fluctuations may result in volatility in the price of the Common Stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including demand for the Company's products, the timing of the introduction of new trading card products or other products by the Company or its competitors, the market acceptance of new products, competitive conditions in the industry and general economic conditions. As a result, the Company's revenues are difficult to forecast, and the Company believes that period to period comparisons or results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. Due to the foregoing factors, it is possible that in future quarters the Company's operating results will be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the price of the Common Stock.

     Management of Changing Business
     -------------------------------

     The Company has experienced significant changes, including the restructuring of its continuing business and discontinuance of certain products and product lines. Such changes have placed and may continue to place a significant strain on the Company's management and operations. In order to manage such changes in the future, the Company must continue to implement and improve its operational, financial and management systems, and hire, train and manage its employees. If the Company is unable to implement such systems and manage such changes effectively, the Company's business, financial condition and results of operations could be materially and adversely affected.

     Potential Volatility of Stock Price
     -----------------------------------

     The market price of the Company's Common Stock has been, and may in the future be, highly volatile. Factors such as announcements with respect to new products or licenses by the Company or its competitors, fluctuations in the Company's operating results and general market and economic conditions could cause the market price of the Common Stock to fluctuate substantially. These or other factors may adversely affect the market price of the Common Stock. See
Item 5. "Market for the Registrant's Common Equity and Stockholder Matters."

     Distribution
     ------------

     The Company's channels of distribution include cable television shopping networks, national and regional retailers, wholesalers and distributors, hobby stores, and premium and promotional programs. The loss of one or more of these channels of distribution could have a material adverse impact on the Company.

     The Company has limited written agreements with its customers and distributors. In light of this, no assurance can be given that the Company will not experience a diminution or cessation of sales to any of its customers or distributors.

ITEM 2. PROPERTIES

     The Company leases office and warehouse space at the locations set forth in the following table:

LOCATION              APPROX.      LEASE               TYPE OF
- - --------              SQUARE     EXPIRATION             SPACE
                      FOOTAGE    ----------            -------
                      -------
Cherry Hill, N.J.     40,000        12/96        Office and warehouse
Cherry Hill, N.J.     16,000        09/97        Office and warehouse
Cherry Hill, N.J.     13,050        10/97        Office and assembly
Cherry Hill, N.J.      8,925        12/96        Office and assembly
Cherry Hill, N.J.     45,000        10/96        Warehouse
Austell, Georgia      37,340        03/99        Office and warehouse
Austell, Georgia      50,636        03/99        Warehouse

     All of the Company's properties are suitable for the intended activities. All operations of Classic Games, Inc. were relocated from Austell, Georgia to New Jersey during 1994. The Company has sublet the 50,636 square foot portion of space in Austell, Georgia for the remainder of the lease term, and is seeking to sublet the remaining 37,340 square feet. The Company has also sublet two Cherry Hill spaces (13,050 square feet and 8,925 square feet) for the remainder of the lease term.

ITEM 3. LEGAL PROCEEDINGS
- - -------------------------

     In August 1994, eight separate purported class action lawsuits were filed against the Company and certain individual defendants in the United States District Court for the District of New Jersey (the "Court") alleging, inter
                                                                      -----
alia, securities fraud under the federal securities laws. On November 17, 1994,
- - ----
the plaintiffs in these lawsuits filed a consolidated amended class action complaint. The Company filed its answer to the consolidated complaint on January 12, 1995, denying all charges contained in the consolidated complaint. In addition, a separate complaint containing the same allegations was filed against the Estate of Paul Goldin, the Company's former Chairman of the Board and Chief Executive Officer. All complaints were consolidated.

     On November 6, 1995, the Court granted final approval for the settlement of the litigation in accordance with the terms contained in a Stipulation of Settlement on file with the Court. Under the Stipulation of Settlement, a settlement fund has been established consisting of $3,000,000 in cash (paid by insurance) and $2,000,000 in freely tradeable and transferrable shares of Common Stock (430,394 shares). For purposes of the settlement, the Court certified a class consisting of all persons who purchased the Company's Common Stock during the period commencing October 29, 1993 and ending September 2, 1994.

     On October 4, 1994, Willie Mays initiated an arbitration proceeding with the Company under the rules of the American Arbitration Association in Monmouth County, New Jersey, claiming that the Company failed to perform certain contractual obligations and seeking specific performance of the current contract. The Company asserted various counterclaims based on Mr. Mays' failure to perform his contractual obligations. On February 13, 1996, the arbitrator issued an award affirming that Mr. Mays' contract would remain in full force and effect.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - -----------------------------------------------------------

     The Company's 1995 Annual Meeting of Shareholders was held on September 18, 1995 for the purpose of electing five members of the Board of Directors for a one-year term. The Board of Directors nominated Kenneth Goldin, Allan R. Lyons, Fred A. Shabel, Gerald B. Shreiber and Richard C. Yancey for election as directors. The results of the votes taken at the Annual Meeting were as follows:


                          Number of Votes

Directors             For        Withheld
- - --------------------  ---------  ---------------
Kenneth Goldin        8,655,930          102,410
Allan R. Lyons        8,657,004          101,336
Fred A. Shabel        8,656,984          101,356
Gerald B. Shreiber    8,656,984          101,356
Richard C. Yancey     8,656,984          101,356

                                    PART II
                                    -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND STOCKHOLDER
- - -----------------------------------------------------------------
     MATTERS
     -------

     The Company's shares of Common Stock are traded on the NASDAQ-NMS under the symbol "BSBL". The following table sets forth the range of high and low sale prices for each of the periods indicated for the Company's Common Stock.

                            High      Low
                           -------  -------
Fiscal Year 1995
- - ----------------
 First Fiscal Quarter....  $16.000   $8.500
 Second Fiscal Quarter..   $ 9.750   $5.625
 Third Fiscal Quarter....  $ 9.000   $3.625
 Fourth Fiscal Quarter...  $ 5.250   $2.250

Fiscal Year 1996
- - ----------------
 First Fiscal Quarter....  $ 6.250   $3.500
 Second Fiscal Quarter...  $ 6.625   $3.500
 Third Fiscal Quarter....  $ 6.750   $4.500
 Fourth Fiscal Quarter...  $ 6.250   $4.125

     On April 25, 1996, the last sale price for the shares of Common Stock as reported by NASDAQ was $5.625.

     There were approximately 1,478 record-holders of the Company's Common Stock as of April 25, 1996.

DIVIDEND POLICY
- - ---------------

     The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's current credit facility with Congress Financial Corporation prohibits the payment of dividends. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 6. SELECTED FINANCIAL DATA
- - -------------------------------

     This information should be read in conjunction with the consolidated financial statements and information and the related notes thereto appearing elsewhere herein.

Consolidated Statement of Operations Data (thousands of dollars, except per
- - ---------------------------------------------------------------------------
share data):
- - ------------

                                                                     Years Ended January 31,
                               ----------------------------------------------------------------------------------------------------
                                      1996                 1995                 1994                1993                1992
                               -------------------  -------------------  ------------------  ------------------  ------------------
Net Sales....................         $    74,953          $    72,799         $   108,595         $    75,362         $    58,623
Cost of Goods Sold...........              45,211               57,885              59,193              41,503              34,047
Gross Profit.................              29,742               14,914              49,402              33,859              24,576
Selling, General and
   Administrative
    Expenses.................              28,126               30,082              32,380              20,525              14,892
Realignment, restructuring
and product line costs                      5,675               22,700**                --                  --                  --
Securities
 Litigation Settlement.......               2,175                   --                  --                  --                  --
Income (loss) from
   Operations................              (6,234)             (37,868)             17,022              13,334               9,684
Interest Expense, Net                      (1,970)              (2,388)             (1,346)               (788)               (331)
Net Income (loss)............              (8,204)             (33,816)             10,514               8,051               6,030
Net Income  (loss) per share                (0.71)               (3.01)               0.95                0.76                0.62
Weighted Average Shares
    Outstanding..............          11,558,000           11,243,258          11,094,219          10,624,562           9,668,212
Fully-Diluted Net Income
per share....................               *                    *                    0.92                0.75                0.61
Weighted Number of Shares
    Outstanding..............               *                    *              12,180,096          10,994,346           9,961,192
    ------------------------------
  * Earnings per share information on a fully diluted basis would reflect a smaller loss per share.
 ** Net of insurance proceeds of $1,100,000 on death of former Chairman, CEO and President.

Consolidated Balance Sheet Data (thousands of dollars):
- - -------------------------------------------------------

                                                                    As of January 31,
                                      --------------------------------------------------------------------------------------------
                                          1996                 1995                1994                1993                1992
                                      -----------          -----------         -----------         -----------         -----------
Working Capital..............         $22,935,000          $17,246,000         $48,923,000         $33,780,000         $16,074,000

Total Assets.................         $40,118,000          $53,687,000         $86,750,000         $62,603,000         $28,418,000

Bank Indebtedness............         $    --              $14,096,000         $16,030,000         $ 4,000,000         $ 1,400,000

Long-Term
   Obligations...............         $20,402,000          $10,737,000         $10,980,000         $11,250,000         $   458,000

Total Liabilities............         $33,925,000          $41,782,000         $41,197,000         $33,979,000         $10,556,000

Stockholders' Equity.........         $ 6,193,000          $11,905,000         $45,553,000         $28,624,000         $17,862,000

    The Company has not paid any cash dividends on its Common Stock during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- - ----------------------------------------------------------------------- -------
OF OPERATIONS
- - -------------

FISCAL YEARS ENDED JANUARY 31, 1996 AND 1995
- - --------------------------------------------

  Fiscal 1996 was a year of transition, following a major restructuring in fiscal 1995. Excluding realignment, restructuring and product line costs, securities litigation settlement, or income in both years, the Company reported sales of $74,953,000 in fiscal 1996, compared to $72,799,000 in fiscal 1995, and a pre-tax loss of $354,000, compared to $17,556,000 in fiscal 1995.

     Following is a comparison of sales by major product category and distribution channels:

                               FISCAL 1996  FISCAL 1995
                               -----------  -----------
Classic(R) Draft Pick Cards    $18,966,000  $22,618,000
NFL ProLine Trading Cards       13,503,000    7,731,000
Other Trading Cards              9,565,000    8,493,000
Memorabilia                     26,077,000   29,944,000
Other                            6,842,000    4,013,000
                               -----------  -----------
                               $74,953,000  $72,799,000
                               ===========  ===========

Cable Television               $16,235,000  $13,465,000
Retail                          26,956,000   30,375,000
Hobby                           25,611,000   21,748,000
Other                            6,151,000    7,211,000
                               -----------  -----------
                               $74,953,000  $72,799,000
                               ===========  ===========


     The increase in net sales was primarily due to higher Classic(R) trading card and prepaid telephone calling card sales and sales of other products. The increase in Classic trading card sales was mainly due to new product releases and the timing of certain product shipments. The increases in other net sales is due to specialty product sales. These increases were partially offset by a decrease in memorabilia product sales, which declined due to the discontinuation of several entertainment related product categories.

     The increase in gross profit margins, which has been a major focus of management, is a result of the Company's development of new trading card products and marketing strategies which have enabled the Company to increase its selling prices. In addition, prior year's results reflect the disposition of slow moving items at low margins, as well as additional reserves for product returns and inventories.

     The Company experienced decreases in both selling and general and administrative expenses. Decreases occurred in commissions (due to a higher percentage of hobby sales which are not subject to commissions) and in most other selling expenses, such as trade show expenses, appearance fees and advertising costs (all of which decreased due to management's conscious efforts to reduce expenditures in these areas). These decreases were partially offset by higher royalties resulting from a higher percentage of the Company's sales being subject to licenses. Selling expenses decreased $300,000 in total. General and administrative expenses decreased by $1,200,000, primarily in payroll and other administrative expenses as the result of the Company's restructuring and staffing reductions. This decrease was partially offset by increases in insurance premiums (which increased due to higher premiums relating to the Company's workman's compensation and directors and officers liability policies).

     On June 27, 1995, the Company reached an agreement for the full settlement and dismissal of its shareholder litigation, and on November 6, 1995, the settlement received final court approval. The settlement required the Company to pay $3,000,000 in cash (paid by insurance) and $2,000,000 in the Company's Common Stock (430,394 shares). See Item 3 - "Legal Proceedings." Accordingly, in the quarter ended July 31, 1995, the Company recorded a one-time, $2,000,000 pre-tax, noncash charge to reflect the fair value of Common Stock on the settlement date. Common Stock in connection with the settlement. In addition, the Company incurred legal and other fees of approximately $175,000 associated with the shareholder litigation.

     In fiscal 1996, the Company recorded pre-tax charges of $5,675,000 for the costs associated with a strategic realignment program designed to reduce costs, improve operating efficiencies and to concentrate the Company's efforts on its core product lines. This realignment included the discontinuance of the Hockey Draft card products, the write-down of certain license agreements, elimination of small lot inventories and employee termination costs. In addition, the charge also includes a $500,000 litigation reserve.

     No income tax benefits were reflected in the current year's results.

FISCAL YEARS ENDED JANUARY 31, 1995 AND 1994
- - --------------------------------------------

     Fiscal year 1995 was impacted by a number of issues which affected the results of operations. The sports trading card market had become saturated with various products which affected sales, inventory levels and product returns; the Company had expanded into product lines in prior years which, in retrospect, were not as successful as originally anticipated; the cost structure of the Company had out-paced the needs of the business; and Paul Goldin, the Company's Chairman of the Board, Chief Executive Officer and President, died unexpectedly in May 1994.

     In response to these issues, the Company closed the operations of Classic Games, Inc. in Georgia during the summer and fall of 1994 and relocated it to New Jersey to improve the coordination of product development and to take advantage of cross-marketing opportunities. The cost structure of the entire Company was analyzed and substantial personnel reductions were made. Personnel levels at the beginning of fiscal 1995 were 350 and were less than 200 at February 1, 1995. Product lines were analyzed to determine which ones held long-term benefit to the Company. Inventories were reviewed as part of this analysis. The Company identified the product lines (and inventories) which it felt no longer fit within the Company's core business. Also, in order to generate cash to reduce bank debt, the Company identified certain inventories to be liquidated through alternate channels of distribution.

     As a consequence of these actions, the Company recorded pre-tax charges totaling $23,800,000 to cover associated costs. The major components of the charge were:

         Subsidiary relocation          $ 7,100,000
         Severance costs                  1,700,000
         Inventory write-downs and
           reserves                      13,200,000
         Other asset write-downs and
           reserves                       1,800,000
                                        -----------
                                        $23,800,000
                                        ===========

     Aside from the charges for restructuring and product line adjustments discussed above, sales and gross profit margins were down when compared to fiscal 1994.

     Following is a comparison of sales by major product and distribution channels.

                             FISCAL 1995  FISCAL 1994
                            ------------  -----------
Classic Draft Pick Cards    $ 22,618,000  $ 53,179,000
NFL ProLine Trading Cards      7,731,000     5,730,000
Other Trading Cards            8,493,000    14,040,000
Sports and Entertainment
 Memorabilia                  29,944,000    34,648,000
Other                          4,013,000       998,000
                            ___________  _____________
                            $ 72,799,000  $108,595,000
                            ============  ============

Cable Television             $13,465,000  $ 31,712,000
Retail                        30,375,000    53,665,000
Hobby Market                  21,748,000    21,399,000
Other                          7,211,000     1,819,000
                            ____________  ____________
                            $ 72,799,000  $108,595,000
                            ============  ============

     Sales were down in virtually all product categories primarily due to an oversupply of trading card product in the marketplace, higher than normal returns, labor strife in two major league sports, the discontinuance by the Company of several product lines and the reduction of inventory through alternative channels of distribution. The Company disposed of approximately $11,000,000 cost value of such inventory through January 31, 1995 and an additional $3,500,000 through March 1995.

     Gross profit margins in fiscal 1995 were adversely effected compared to fiscal 1994 due to reduced sales of the Company's draft pick trading card product, which generally has high margins, and the sale of discontinued product at a loss or at no margin (after reserves were established). Gross profit margins were also negatively affected by additional inventory reserves and increased reserves for returns and allowances.

     Selling, general and administrative expenses were generally lower than fiscal 1994, as variable selling expenses were down substantially due to lower sales. Payroll and related expenses were also lower, but most of the reductions did not occur until the second half of the year. Interest expense was higher than the previous year due to generally higher average bank borrowings and interest rate increases. Income tax benefits represent expected refunds offset by adjustment of the net deferred tax assets reported at January 31, 1995. The Company did not consider it appropriate to record any deferred tax assets at January 31, 1995.

SEASONALITY
- - -----------

     Sales of the Company's trading card products are somewhat seasonal, with sales peaks typically following the draft for the sport to which the product relates. The Company has been working to reduce seasonality, to the extent possible, by having more trading card issues in more limited quantities throughout the year. Sales of sports-related memorabilia products tend to be more constant, with sales peaks during holiday seasons and the then current sport season. Sales of entertainment-related products tend to be less seasonal and are planned, where possible, to counterbalance the seasonality of sport trading card products.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

     Accounts receivable increased modestly during the year while net inventories were relatively constant. In fiscal 1996, the Company disposed of $7,500,000 of slow moving inventory identified in fiscal 1995. Income tax receivable decreased as the Company received a refund of $7,600,000 of Federal income taxes from the carry back of its fiscal 1995 tax loss. The proceeds were used to pay off the balance of $5,500,000 on the Company's then existing amortizing term loan with Mellon Bank, N.A. ("Mellon"); the remainder was applied to reduce the Company's revolving credit facility with Mellon. Due to the availability of funds, the Company was able to reduce its trade accounts payable and accrued liabilities from year ago levels. Operating activities provided cash of $4,605,000 in fiscal 1996 while operating activities used $1,001,000 in fiscal 1995.

     On July 31, 1995, the Company's loan agreement with Mellon was replaced by a three year revolving credit facility from Congress Financial Corporation ("Congress"). Borrowing under the new facility can be up to $12,000,000, subject to availability, as defined, based on inventory and accounts receivable. Interest is charged at prime rate plus 2%. The facility is secured by essentially all of the Company's assets. At March 31, 1996, the outstanding balance was $8,986,000 and unused credit was $146,000.

     Based on the Company's present plans and strategic initiatives put in place over the last two years, the Company believes that it will have sufficient liquidity and capital resources, including borrowings under its credit facility, to fund future operations.

     At January 31, 1996, the Company has Federal net operating loss carry-forwards of approximately $14,000,000 for which no benefit has been reflected in the consolidated financial statements. These carry-forwards can offset future taxable income.

RECENT FASB PRONOUNCEMENTS
- - --------------------------

     The Financial Accounting Standards Board issued two Standards in fiscal 1996 which would apply to the Company. SFAS #121 is effective for fiscal 1997 and requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Implementation of this Standard is not expected to have a material impact on the Company's financial position or results of operations.

     SFAS #123 establishes financial accounting and reporting standards for stock-based employee compensation plans. In fiscal 1997, if the Company opts not to account for stock-based compensation in accordance with the Standard, it will be required to disclose the effect on net income and earnings per share had adoption occurred. The Company does not anticipate adopting the accounting provisions of this Standard.

INFLATION
- - ---------

  In recent years, the Company has not experienced any material adverse effects due to inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
- - --------------------------------------------------

     All financial information required by this Item is attached to this Report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- - -----------------------------------------------------------------------
    FINANCIAL DISCLOSURE
    --------------------

     On November 8, 1995, the Company dismissed BDO Seidman, LLP ("BDO"), as the Company's independent public accountants and auditors, a capacity in which that firm had served for several years, and selected Arthur Andersen LLP ("Arthur Andersen") to replace BDO in this role. The decision to change the Company's accountants and auditors was approved by the Company's full Board of Directors.

     During the fiscal years 1994 and 1995 and the subsequent period through November 8, 1995, the date on which BDO was dismissed as the Company's independent public accountants and auditors, there were no disagreements between the Company and BDO on any matter relating to accounting principles or practices, financial statements disclosure, or auditing scope or procedures, which disagreements, if not resolved to BDO's satisfaction, would have caused them to make reference in connection with their reports to the subject matter of the disagreement. In addition, BDO's reports on the Company's financial statements for fiscal years 1994 and 1995 contained no adverse opinions or disclaimers of opinion, nor were such reports qualified as to uncertainty, audit scope or accounting principles.

     The Company authorized BDO to respond fully to the inquiries of Arthur Andersen. The Company also provided BDO with a copy of the disclosures contained in the Form 8-K filed with the Securities and Exchange Commission on November 15, 1995 in connection with BDO's dismissal, and BDO furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agreed with the statements made by the Company therein.

     On November 10, 1995, the Company appointed the accounting firm of Arthur Andersen as the Company's independent public accounts and auditors.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
- - --------------------------------------------------------

     The executive officers and directors of the Company are as follows:

Name                            Age                 Position
- - --------------------------      ---     --------------------------------
Kenneth Goldin                   30     Chairman of the Board, Chief
                                        Executive officer and President

Michael A. Berkus                50     Sr. Vice President - Sales
                                        and Marketing

Michael D. Hoppman               34     Chief Financial Officer and
                                        Sr. Vice President - Finance
                                        and Operations

Roy G. Hyden                     43     Vice President - Trading Card
                                        Operations

James C. Robinson                31     Vice President - Marketing

Michael A. Balser                28     Vice President - Sports and
                                        Entertainment Licensing

Patrick J. Wujcik                33     Vice President - Administration,
                                        Secretary and General Counsel

Allan R. Lyons                   55     Director

Fred A. Shabel                   64     Director

Gerald B. Shreiber               54     Director

Richard C. Yancey                69     Director

     Kenneth Goldin has been employed by the Company in various capacities since 1987 and has been a Director of the Company since July 1989. Mr. Goldin has served as Chairman of the Board, Chief Executive Officer and President of the Company since May 22, 1994, and served as Executive Vice President from July 1989 through May 21, 1994. Mr. Goldin was a defendant in the class action litigation described in Item 3 - "Legal Proceedings."

     Michael A. Berkus has served as Senior Vice President - Sales and Marketing of the Company since November, 1994, and served as Senior Vice President of Marketing and Product Development from September 1994 through October 1994. From April 1993 through August 1994, Mr. Berkus owned and operated All Sport Hobby, Inc., a sports marketing firm which provided consulting services to various entities, including the Company. From April 1992 through April 1993, Mr. Berkus was co-owner and operator of DeCinces Sports Productions, Inc., a company specializing in sports marketing and licensing relationships. From April 1973 to April 1993, Mr. Berkus was employed by the Walt Disney Company in various capacities, including marketing, television production and entertainment management.

     Michael D. Hoppman has been employed by the Company in various capacities, including Chief Financial Officer, Corporate Controller, Vice President - Operations and Vice President - Finance, since March 1990. Mr. Hoppman has served as Chief Financial Officer since March 1996 and Vice President of Finance of the Company since April 1994. Mr. Hoppman had been an accountant with Ernst and Young from June 1984 through February 1990, holding various positions, including audit manager from 1988 to 1990.

     Roy G. Hyden has served as the Company's Vice President - Trading Card Operations since March 1996, and served as Vice President - Operations from August 1994 through March 1996. Mr. Hyden was the Director of Operations of the Company's wholly-owned subsidiary, Classic Games, Inc., from October 1993 until August 1994. From July 1974 through July 1993, Mr. Hyden was employed by
Western Publishing Company, Inc., a manufacturer and distributor of books, games and puzzles, holding several positions, including director of quality assurance.

     James C. Robinson has served as the Company's Vice President - Marketing since September 1994, and was the Director of Marketing from April 1992 through August 1994. From April 1990 through March 1992, Mr. Robinson was director of marketing of SI Sport International, Inc., a sports marketing and management firm.

     Michael A. Balser has been employed by the Company in various capacities since 1990, and has served as Vice President - Sports and Entertainment Licensing (responsible for negotiating and maintaining licensing and sublicensing agreements) since August 1994.

     Patrick J. Wujcik has been employed in the Company's legal department since February 1994. Mr. Wujcik has served as General Counsel since June 1995, as corporate secretary since March 1995, and as Vice President of Administration since March 1996. From May 1992 through February 1994, Mr. Wujcik was an associate in the corporate department of Pepper, Hamilton & Scheetz, a law firm based in Philadelphia, Pennsylvania. He was an associate at the law firm of Braemer Abelson & Hitchner prior thereto.

     Allan R. Lyons has served as a Director of the Company since June 1990. Since November 1993, Mr. Lyons has been the Chairman of the Board and Chief Executive Officer of Piaker & Lyons, P.C., Certified Public Accountants, and he served as Executive Vice President prior thereto. Mr. Lyons currently serves as a director of Franklin Credit Management Corporation.

     Fred A. Shabel has served as a Director of the Company since March 1991. Mr. Shabel has been the Chairman of the Board of Spectacor, Inc. ("Spectacor") since 1980. Spectacor, which is involved in sports and entertainment, includes among its affiliated entities the National Hockey League's Philadelphia Flyers and the CoreStates Spectrum (an arena in Philadelphia).

     Gerald B. Shreiber has served as a Director of the Company since December 1994. Mr. Shreiber is the founder of J & J Snack Foods Corp. and has served as its Chairman of the Board, President and Chief Executive Officer since its inception in 1971.

     Richard C. Yancey has served as a Director of the Company since November 1992. Mr. Yancey has been an investment banker with Dillon, Read & Co. Inc. from 1952 through 1992, holding various positions, including managing director from 1975 to 1990, director from 1990 to 1991 and senior advisor from 1991 through 1992. Mr. Yancey also provided consulting services to the Company from October 1991 through September 1994. In addition, Mr. Yancey currently serves as a director of CapMac Holdings, Inc. and eight mutual fund companies of The Composite Group.

ITEM 11.  EXECUTIVE COMPENSATION
- - --------------------------------

     The following table sets forth certain summary information concerning the compensation paid to the Company's Chief Executive Officer and other highly compensated executive officers whose total annual salary and bonus were in excess of $100,000 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries for the years ended January 31, 1996, 1995 and 1994:

                           Summary Compensation Table
                           --------------------------

                                                                               Long-Term
                                                                             Compensation
                           Annual Compensation                                  Awards
- - --------------------------------------------------------------------------------------------------
                              Fiscal Year
Name &                          Ended                                    Securities      All Other
Principal                      January          Salary         Bonus     Underlying     Compensation
Position                          31,            ($)            ($)       Options (#)     ($) (1)
- - -------------------------     --------      ---------------   --------   -----------    ------------
 Kenneth Goldin                   1996              362,407        0        70,000         67,003
  Chief Executive                 1995              375,822        0       150,000         39,499
  Officer                         1994              190,750        0       120,000          8,363

Michael A. Berkus                 1996              195,365   40,000        25,000         60,793
  Sr. V.P. - Sales &              1995               10,385        0        50,000        117,400
  Marketing (2)

Nathan T. Schelle                 1996              140,654        0        15,000          1,163
  Sr. V.P.- Finance (3)           1995               15,577        0             0              0



Michael D. Hoppman                1996              104,429        0        10,000         10,314
  V.P. - Finance                  1995              103,608        0        10,000          8,983
                                  1994               77,423   15,000        18,000          4,800

Michael A. Balser                 1996              100,827        0        25,000         49,389
  V.P. - Licensing                1995               91,977        0         3,000              0
                                  1994               50,861        0         4,600              0

_____________
(1) Includes (a) Company contributions under its profit sharing plan for certain of the Named Executive Officers (Messrs. Goldin $9,355, Hoppman $4,684 and Balser $4,293; (b) Company payments on behalf of the Named Executive Officers of certain life insurance premiums (Messrs. Goldin $43,428); (c) car allowances for certain of the Named Executive Officers (Messrs. Goldin $14,220, Berkus $12,168, Schelle $1,163, Hoppman $4,917 and Balser $5,096);
    (d) certain moving bonuses (Messr. Balser $40,000); (e) certain housing and expense allowances (Messr. Berkus $48,625). See Item 11 "Executive Compensation - Employment Agreements, Compensatory Arrangements."

(2) As of May 31, 1996, Mr. Berkus will no longer be an officer or employee of the Company. See Item 11. "Executive Compensation - Employment Agreements, Compensatory Arrangements."

(3) As of March 22, 1996, Mr. Schelle was no longer an officer or employee of the Company.


      No individual named above received perquisites or non-cash compensation exceeding the lesser of $50,000 or an amount equal to 10% of such person's salary and bonus during the fiscal years ended January 31, 1996, 1995 and 1994.

      The following table sets forth information concerning individual grants of stock options made during the fiscal year ended January 31, 1996 to each of the Named Executive Officers:

              Option Grants in Fiscal Year Ended January 31, 1996
              ---------------------------------------------------
                                                                  Potential
                                                              Realizable Value
                                                             at Assumed Annual
                                                               Rates of Stock
                                                             Price Appreciation
                     Individual Grants                        for Option Term
- - ----------------------------------------------------        -------------------
                    Number of
                    Securities
                    underlying           Exercise
                    Options              or Base
                    Granted              Price          Expiration
Name                 (#) (1)             ($/Sh)           Date        5% ($)(2)   10% ($)(2)
- - ----                 --------            --------        -------      ---------   ----------
Kenneth Goldin        70,000(3)         $4.125         1/31/2000       $368,526    $465,035

Michael A. Berkus     25,000(4)         $ 4.00          2/7/2000       $127,628    $161,051

Nathan T. Schelle     15,000(5)         $ 4.00           9/22/96       $ 65,953    $ 70,092

Michael D. Hoppman    10,000(6)         $ 4.00          2/7/2000       $ 51,051    $ 64,420

Michael A. Balser     20,000(7)         $ 4.00          2/7/2000       $102,103    $128,841
                       5,000(7)         $ 5.75         6/29/2000       $ 36,693    $ 46,302

___________________
(1) The options granted to Messrs. Goldin, Berkus, Schelle, Hoppman and Balser were granted under the Company's 1992 Stock Incentive Plan, with exercise prices equal to the fair market value on the date of grant and a term of five years.

(2) The five percent and ten percent assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future stock price of performance.

(3) Effective February 1, 1995, Mr. Goldin was conditionally granted an option to purchase 70,000 shares of Common Stock at an exercise price of $4.125 per share. The option became exercisable with respect to 35,000 shares on August 1, 1995. The remainder of the option will become exercisable once certain conditions are met.

(4) One-third of the option became exercisable February 8, 1996. One-third of the option will become exercisable on February 8, 1997 and February 8, 1998, respectively.

(5) The option is currently exercisable.

(6) One-third of the option became exercisable February 8, 1996. One-third of the option will become exercisable on February 8, 1997 and February 8, 1998, respectively.

(7) Effective February 8, 1995, Mr. Balser was granted an option to purchase 20,000 shares of Common stock at an exercise price of $4.00 per share. The following options were cancelled: (i) option to purchase 2,000 shares at an exercise price of $17.00 per share; (ii) option to purchase 4,600 shares of Common Stock at an exercise price of $8.38 per share; and (iii) option to purchase 3,000 shares of Common Stock at an exercise price of $9.13 per share. One-third of the option to purchase 20,000 shares became exercisable on August 8,1995 and February 8, 1996, respectively, and one-third of the option will become exercisable on August 8, 1996. One-half of the option to purchase 5,000 shares will become exercisable on June 30, 1996 and June 30, 1997, respectively.

       The following table sets forth information concerning each exercise of stock options during the fiscal year ended January 31, 1996 by each of the Named Executive Officers and the value of unexercised options held by each of the Named Executive Officers as of January 31, 1996:

         Aggregated Option Exercises in Fiscal Year Ended January 31, 1996
         -----------------------------------------------------------------
                         and Fiscal Year End Option Values
                         ---------------------------------

                                                                                   Value of
                                                                 Number of        Unexercised
                                                                Unexercised      In-the-Money
                                                                  Options          Options
                                                               at FY-End (#)     at FY-End ($)

                      Shares Acquired   Value Realized         Exercisable/      Exercisable/
Name                  on Exercise (#)         ($)              Unexercisable     Unexercisable (1)
- - --------------------  ---------------   --------------        --------------   -------------------
Kenneth Goldin              0                 0              348,750/60,000    $114,219/$42,500

Michael A. Berkus           0                 0               20,000/45,000    $  12,500/$40,625

Nathan T. Schelle           0                 0                    0/15,000    $      0/$16,875

Michael D. Hoppman          0                 0                31,333/6,667    $   3,750/$7,500

Michael A. Balser           0                 0                6,666/18,334    $  7,499/$15,001


     ___________
(1) This amount represents the market value of the underlying securities relating to "in-the-money" options at January 31, 1996 minus the exercise price of such options.

     Employment Agreements, Compensatory Arrangements
     ------------------------------------------------

        Effective January 1, 1994, the Company entered into an employment agreement with Kenneth Goldin which provides for his employment until December 31, 1996. Under this agreement, Mr. Goldin receives an annual base salary of $375,000 and various benefits, including life and health insurance. In addition, the agreement provides for an additional two year renewal period at a salary of not less than $425,000, unless either party provides the other written notice of its desire not to renew at least sixty
     (60) days prior to the end of the term.

        On December 11, 1995, the Company entered into an employment agreement with Michael A. Berkus under which Mr. Berkus was to receive an annual base salary of $215,000. This agreement has been terminated and, effective May 31, 1996, Mr. Berkus will no longer be an officer or employee of the Company. The Company has entered into a separation and consulting agreement with Mr. Berkus, pursuant to which it will pay Mr. Berkus consulting fees of $150,000 during a fourteen month consulting period, unless sooner terminated by the Company. Mr. Berkus may also earn certain bonuses and commissions if certain sales targets and business conditions are met.

        On February 1, 1992, the Company entered into an employment agreement with Mr. Hoppman. This agreement was most recently amended effective May 1, 1994, and provides for Mr. Hoppman's employment until April 30, 1996. Under this agreement, Mr. Hoppman received an annual salary of $82,000, $105,000 and $110,000 for the years commencing May 1, 1993, 1994 and 1995, respectively.

        The Company's employment agreements with Messrs. Goldin and Hoppman contain provisions for payments of salary and benefits following a change of control (as defined) of the Company. In general, under such circumstances, each of Messrs. Goldin and Hoppman would be entitled to a cash bonus equal to a percentage of his annual salary at the time the change occurs (Mr. Goldin - 100%; Mr. Hoppman- 50%), whether or not he was terminated. In addition, in the event of involuntary termination (as defined) following a change of control, each of Messrs. Goldin and Hoppman would be entitled to a lump sum cash payment equal to a percentage of the then present value of his remaining contractual salary along with continued life, health and disability insurance benefits for a stated period.

        The agreement with Kenneth Goldin also provides, in the event of voluntary termination following a change of control, for a lump sum cash payment equal to 50% of the then present value of his remaining contractual salary (but in no event less than 50% of his annual salary), along with continued life, health and disability insurance benefits and car allowances for one year.

Director Compensation
- - ---------------------

The members of the Company's Compensation Committee during fiscal 1996 were Allan R. Lyons, Fred A. Shabel, Gerald B. Shreiber and Richard C. Yancey. Messrs. Lyons, Shabel, Shreiber and Yancey, each an outside director of the Company, were paid $2,000 for attending audit committee meetings during fiscal 1996. Pursuant to the Company's 1992 Directors Stock Option Plan, in September 1995, Messrs. Lyons, Shabel, Shreiber and Yancey were each granted 15,000 non-qualified stock options (the "Options") at an exercise price of $6.00 per share (100% of the fair market value of the Company's Common Stock on the date of grant), and 10,000 retainer options (the "Retainer Options") at an exercise price of $7.20 per share (120% of the fair market value of the Company's Common Stock on the date of grant). The Options and Retainer Options all expire upon the earlier of ten (10) years from their respective dates of grant or three months from the date the recipient ceases to be a director of the Company. The Options and Retainer Options became exercisable on March 1, 1996 and September 1, 1995, respectively. Each of Messrs. Lyons, Shabel, Shreiber and Yancey were also granted an additional Retainer Option to purchase 5,000 shares at an exercise price of $7.20 per share, subject to the adoption by the Company's shareholders of an amendment to the 1992 Directors Stock Option Plan increasing the number of shares available.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- - -----------------------------------------------------------------------

     The following table sets forth, as of April 25, 1996, information concerning beneficial ownership of shares of the Company's Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and (iv) all directors and executive officers of the Company as a group.

                                                Shares
Name and Address                             Beneficially    Percent of
of Beneficial Owner                             Owned           Class
- - -----------------------------------------  ----------------  -----------
Directors and
 Named Executive Officers*

Kenneth Goldin                                1,643,650(1)         13.9%
Michael A. Berkus                                29,333(2)          **
Nathan T. Schelle                                15,000(3)          **
Michael D. Hoppman                               31,333(4)          **
Michael A. Balser                                17,832(5)          **
Allan R. Lyons                                  207,000(6)          1.7%
Fred A. Shabel                                   90,000(7)          **
Gerald B. Shreiber                               55,000(8)          **
Richard C. Yancey                               155,000(9)          1.3%



Five Percent Shareholders

Carol Goldin                                  1,274,500(10)        10.8%
  526 Garwood Drive
  Cherry Hill, NJ  08003

McCullough Andrews & Cappeillo, Inc.***       701,000               5.9%
  101 California Street, Suite 4250
  San Francisco, CA  94111

T. Rowe Price                                 700,000               5.9%
  Associates, Inc.***
  100 East Pratt Street
  Baltimore, MD  21202

All Directors and Executive                   2,271,441(11)        19.2%
  Officers as a Group
  (12 persons)

_______________
 * The address for each such person is c/o The Score Board, Inc., 1951 Old Cuthbert Road, Cherry Hill, New Jersey 08034.
 **    Less than one percent.
 *** This information has been derived from a listing prepared by Jaffoni & Collins, Inc. reflecting reports on Form 13F, for the period ending December 31, 1995, filed by McCullough Andrews & Cappeillo, Inc. and T. Rowe Price Associates, Inc.
 _______________
 (1) Includes 374,750 shares of Common Stock issuable upon exercise of currently exercisable stock options. The number of shares of Common Stock reported also includes 489,500 shares of Common Stock over which Carole Goldin has sole investment power as Executrix and beneficiary of the Estate of Paul Goldin; Kenneth Goldin was appointed as attorney and proxy to vote said shares as of June 6, 1994.
 (2) Includes 28,333 shares of Common Stock issuable upon exercise of currently exercisable stock options.
 (3) Includes 15,000 shares of Common Stock issuable upon exercise of currently exercisable stock options.
 (4) Includes 31,333 shares of Common Stock issuable upon exercise of currently exercisable stock options.
 (5) Includes 13,332 shares of Common Stock issuable upon exercise of currently exercisable stock options and 2,500 shares of Common Stock under an option exercisable within sixty days from the date of this Form 10-K.
 (6) Includes 125,500 shares of Common Stock issuable upon exercise of currently exercisable stock options.
 (7) Includes 85,000 shares of Common Stock issuable upon exercise of currently exercisable stock options.
 (8) Includes 55,000 shares of Common Stock issuable upon exercise of currently exercisable stock options.
 (9) Includes 115,000 shares of Common Stock issuable upon exercise of currently exercisable stock options.
(10) Paul Goldin, the former Chairman of the Board, Chief Executive Officer and President of the Company, passed away on May 21, 1994. Mr. Goldin's wife, Carole Goldin, is the Executrix and beneficiary of Mr. Goldin's estate. The number of shares of Common Stock reported includes 489,500 shares of Common Stock owned by Carole Goldin as Executrix and beneficiary of the Estate of Paul Goldin (Kenneth Goldin was appointed as attorney and proxy to vote such shares - see footnote (1) above) and 96,000 shares of Common Stock issuable upon exercise of currently exercisable options held by the Estate of Paul Goldin.
(11) Includes 865,911 shares of Common Stock issuable upon exercise of currently exercisable stock options and 6,250 shares under options exercisable within sixty days from the date of this Form 10-K. The number of shares of Common Stock reported also includes 489,500 shares of Common Stock over which Carole Goldin has sole investment power, but which Kenneth Goldin has power to vote (see footnote (1) above).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - -------------------------------------------------------

     In June 1994, the Company received proceeds of approximately $2,000,000 from a key man life insurance policy on the life of Paul Goldin. In accordance with Mr. Goldin's employment agreement, the Company is required to pay approximately $900,000 to Mr. Goldin's estate. The amount payable to Mr. Goldin's estate as of January 31, 1996 was $468,000.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- - ------------------------------------------------------------------------

(a)  (1)   The following financial statements are filed as
           part of this Report:

           (i)   Reports of Independent Certified Public Accountants;
           (ii)  Consolidated Balance Sheets as of January 31, 1996 and 1995;
           (iii) Consolidated Statements of Operations for the years ended January 31, 1996, 1995 and 1994;
           (iv) Consolidated Statements of Stockholders' Equity for the years ended January 31, 1996, 1995 and 1994; and
           (v) Consolidated Statements of Cash Flow for the years ended January 31, 1996, 1995 and 1994.

     (2) The following financial statement schedule is filed as part of this report.

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

     3.1  Certificate of Incorporation, including certain amendments thereto
          (1)

     3.2  Amendment to Certificate of Incorporation, filed on January 14, 1991
          (2)

     3.3  Amendment to Certificate of Incorporation, filed on October 26, 1993
          (11)

     3.4 Agreement and Plan of Merger, dated as of March 30, 1994, among The Score Board, Inc., California Gold, Inc., Catch A Star Collectibles, Inc., Score Board Retail Corp. and Score Board Sub, Inc. (11)

     3.5  By-Laws (11)

     3.6  Amendment to By-Laws, dated June 21, 1990 (3)

    10.1   Employment Agreement with Kenneth Goldin* (11)

    10.2   Employment Agreement with Michael Hoppman* (11)

    10.3   The Score Board, Inc. 1987 Stock Option Plan, as amended* (2)

    10.4   401(k) Plan* (2)

    10.5 Lease Agreement with Woodlands Joint Venture for office and warehouse space at Troon Circle, Austell, Georgia (5), and amendment thereto, dated June 30, 1992 (9)

    10.6 Lease Agreement with Woodlands Joint Venture for warehouse space at Troon Circle, Austell, Georgia (11)

    10.7 Lease Agreement with Cherry Hill Commerce Center for office and warehouse space at Cuthbert Road, Cherry Hill, New Jersey (4)

    10.8 Lease Agreement with Cherry Hill Commerce Center for office and warehouse space at Cuthbert Road, Cherry Hill, New Jersey (11)

    10.9 Lease Agreement with Cherry Hill Commerce Center for office and warehouse space at Cuthbert Road, Cherry Hill, New Jersey (11)

   10.10 Sales Representation Agreement with Howard Kay, dated August 31, 1992 and amendments thereto, dated July 20, 1993 and November 4, 1993
           (11)

   10.11 Form of Indenture, dated September 1, 1992, between The Score Board, Inc. and Bank America Trust Company of New York, as Trustee (6)

   10.12   Form of 9% Convertible Subordinated Debenture (6)

   10.13 Loan and Security Agreement by and between Congress Financial Corporation and The Score Board, Inc. dated July 31, 1995 (13)

   10.14   The Score Board, Inc. 1992 Stock Incentive Plan* (7)

   10.15   The Score Board, Inc. 1992 Directors Stock Option Plan* (7)

   10.16   The Score Board, Inc. 1993 Non-Employee Stock Option Plan* (10)

   10.17 Form of Indenture due February 1, 2003, between The Score Board, Inc. and Bank America Trust Company of New York, as Trustee (8)

    10.18  Form of 9% Convertible Subordinated Debenture (8)

    10.19 Merchandise License Agreement between Paramount Pictures and The Score Board, Inc., dated June 25, 1991, and Amendments thereto dated October 30, 1991, June 1, 1992, August 13, 1992, August 1, 1993,
           September 15, 1993 (11) and November 10, 1994 (13) re: Star Trek memorabilia.

    10.20 License Agreement No. ML-2483D with Major League Baseball Properties, Inc. re: autographed and unautographed memorabilia, dated May 16, 1994 (13) **

    10.21 License Agreement with Major League Baseball Players Association re: autographed and unautographed memorabilia, dated May 16, 1994 (13) **

    10.22 Retail License Agreement with NBA Properties, Inc. re: memorabilia, dated June 20, 1994 (13) **

     21.1  Subsidiaries (14)

     23.1 Consent of Arthur Andersen re: Form S-8 Registration Statement pertaining to 1987 Stock Option Plan, Form S-8 Registration Statement pertaining to 1992 Stock Incentive Plan and 1992 Directors Stock Option Plan, and Form S-3 Registration Statement pertaining to 1993 Non-Employee Stock Option Plan (14)
_________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
**    Confidential Treatment was requested for portions of this document.

(1) Reference is made to the Company's report on Form 10-K for the year ended January 31, 1989, as filed on May 1, 1989, which is hereby incorporated by reference.

(2) Reference is made to the Company's Form S-8 Registration Statement, as filed on February 5, 1991, which is hereby incorporated by reference.

(3) Reference is made to the Company's Form S-1 Registration Statement (File No. 33-36741) as filed on September 10, 1990, which is hereby incorporated by reference.

(4) Reference is made to the Company's report on Form 10-K for the year ended January 31, 1991, as filed on May 1, 1991, which is hereby incorporated by reference.

(5) Reference is hereby made to the Company's report on Form 10-K, for the year ended January 31, 1992, as filed on April 1, 1992, which is hereby incorporated by reference.

(6) Reference is hereby made to the Company's report on Form 8-K, as filed on August 13, 1992, which is hereby incorporated by reference.

(7) Reference is made to the Company's report on Form 10-Q, for the quarter ended October 31, 1992, as filed on December 15, 1992, which is hereby incorporated by reference.

(8) Reference is hereby made to the Company's report on Form 8-K, as filed on January 26, 1993, which is hereby incorporated by reference.

(9) Reference is hereby made to the Company's report on Form 10-K for the year ended January 31, 1993, as filed on May 3, 1993, which is hereby incorporated by reference.

(10) Reference is hereby made to the Company's Form S-3 Registration Statement, as filed on September 2, 1993, which is hereby incorporated by reference.

(11) Reference is hereby made to the Company's report on Form 10-K, for the fiscal year ended January 31, 1994, as filed on May 2, 1994 which is hereby incorporated by reference.

(12) Reference is hereby made to the Company's report on Form 10-K/A-1, as filed on May 31, 1995, which is hereby incorporated by reference.

(13) Reference is hereby made to the Company's report on Form 8-K, as filed on August 25, 1995, which is hereby incorporated by reference.

(14) Filed herewith.

(b)  Reports on Form 8-K during the fourth quarter of the period covered by this
     Report: On November 15, 1995, the Company filed a report on Form 8-K reporting upon Item 4.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                   -----------------------------------------

                        REPORT ON FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

                             THE SCOREBOARD, INC.

                             FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994




                                     INDEX


REPORTS OF THE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS         1-2

CONSOLIDATED BALANCE SHEETS                                      3

CONSOLIDATED STATEMENTS OF OPERATIONS                            4

CONSOLIDATED STATEMENTS OF CASH FLOWS                           5-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                  7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      8-18

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Score Board, Inc.:

We have audited the accompanying consolidated balance sheet of The Score Board, Inc. (a New Jersey corporation) and subsidiaries as of January 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Score Board, Inc. and subsidiaries as of January 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP
Philadelphia, Pa.,
  March 22, 1996

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Stockholders and Directors
The Score Board, Inc.

     We have audited the consolidated balance sheet of The Score Board, Inc. as of January 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Score Board, Inc. as of January 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended January 31, 1995 in conformity with generally accepted accounting principles.



BDO SEIDMAM



Philadelphia, Pennsylvania
April 12, 1995

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                JANUARY 31
                                                        --------------------------
                                                            1996          1995
                                                        ------------  ------------
CURRENT ASSETS:
  Cash                                                  $   142,000   $   101,000
  Accounts receivable, net of reserve for
    returns and doubtful accounts of $1,925,000
    and 2,258,000                                        14,895,000    13,914,000
  Inventories                                            16,449,000    17,251,000
  Prepaid expenses and other                              2,784,000     3,095,000
  Prepaid contracts                                       1,674,000     5,756,000
  Income tax receivable                                     514,000     8,174,000
                                                        -----------   -----------
     Total current assets                                36,458,000    48,291,000

  FIXED ASSETS, net                                       1,616,000     2,992,000
  INTANGIBLE AND OTHER ASSETS, net                        2,044,000     2,404,000
                                                        -----------   -----------
                                                        $40,118,000   $53,687,000
                                                        ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank indebtedness                                     $    --       $14,096,000
  Accounts payable                                        9,122,000    11,461,000
  Accrued liabilities                                     4,401,000     5,488,000
                                                        -----------   -----------
     Total current liabilities                           13,523,000    31,045,000
                                                        -----------   -----------
LONG-TERM DEBT                                           20,402,000    10,737,000
                                                        -----------   -----------
COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value, authorized
    10,000,000 shares; none issued                           --            --
  Common stock - $.01 par value, authorized
    30,000,000 shares; issued 11,822,642 shares in
    1996 and 11,249,748 in 1995                             118,000       112,000
  Additional paid-in capital                             19,505,000    17,019,000
  Accumulated deficit                                   (13,430,000)   (5,226,000)
                                                        -----------   -----------
     Total stockholders' equity                           6,193,000    11,905,000
                                                        -----------   -----------
                                                        $40,118,000   $53,687,000
                                                        ===========   ===========

       The accompanying notes are an integral part of these statements.

                             THE SCORE BOARD, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEAR ENDED JANUARY 31
                                                ----------------------------------------
                                                    1996           1995          1994
                                                   ------         ------        ------
NET SALES                                       $74,953,000    $72,799,000   $108,595,000
COST OF GOODS SOLD                               45,211,000     57,885,000     59,193,000
                                                 ----------    -----------   ------------
GROSS PROFIT                                     29,742,000     14,914,000     49,402,000
                                                 ----------    -----------   ------------

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                       28,126,000     30,082,000     32,380,000

REALIGNMENT, RESTRUCTURING AND PRODUCT
  LINE ADJUSTMENT COSTS                           5,675,000     23,800,000        --

SECURITIES LITIGATION SETTLEMENT                  2,175,000         --            --

NET PROCEEDS FROM INSURANCE                          --         (1,100,000)       --
                                                 ----------    -----------   ------------

INCOME (LOSS) FROM OPERATIONS                    (6,234,000)   (37,868,000)    17,022,000

INTEREST EXPENSE                                  1,970,000      2,388,000      1,346,000
                                                 ----------    -----------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                 (8,204,000)  (40,256,000)    15,676,000

INCOME TAXES (BENEFIT)                               --         (6,440,000)     5,162,000
                                                ------------  ------------  -------------

NET INCOME (LOSS)                                $(8,204,000) $(33,816,000) $  10,514,000
                                                 ===========  ============  =============

NET INCOME (LOSS) PER SHARE                      $     (0.71) $      (3.01) $        0.95
                                                 ===========  ============  =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                     11,558,000    11,243,000     11,094,000
                                                 ===========  ============  =============



       The accompanying notes are an integral part of these statements.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           YEAR ENDED JANUARY 31
                                                  -----------------------------------------
                                                    1996            1995          1994
                                                    ----            ----          ----
OPERATING ACTIVITIES:
     Net income (loss)                          $(8,204,000)   $(33,816,000)   $10,514,000
     Adjustments to reconcile net income
       (loss) to net cash provided by (used in)
        operating activities:
        Realignment, restructuring and
        product line adjustments                  5,675,000      23,800,000        --
        Cash used in restructuring               (1,425,000)     (4,514,000)       --
        Depreciation                              1,477,000       1,406,000        937,000
        Provision for doubtful accounts and
        reserve for returns                       1,092,000       5,522,000        207,000
        Amortization of intangible assets           919,000         968,000        969,000
        Settlement of lawsuit                     2,000,000          --            --
        Deferred taxes                               --           1,168,000       (541,000)
     Changes in operating assets and liabilities:
        Accounts receivable                      (2,073,000)      7,967,000    (10,460,000)
        Inventories                                (498,000)     (2,209,000)    (5,146,000)
        Prepaid expenses and contracts              943,000       1,594,000     (6,224,000)
        Other assets                               (179,000)        (97,000)       (86,000)
        Accounts payable                         (2,339,000)      1,883,000     (4,070,000)
        Accrued liabilities                        (435,000)     (1,002,000)       806,000
        Income tax receivable                     7,660,000      (8,089,000)       387,000
                                                 ----------      ----------     -----------
             Net cash provided by (used in)
              Operating activities                4,605,000      (1,001,000)   (12,707,000)
                                                 ----------      ----------     -----------
INVESTING ACTIVITIES:
     Business acquisitions                           --              --           (803,000)
     Purchases of fixed assets                     (152,000)       (367,000)    (2,421,000)
     Proceeds from sales of fixed assets             --              --             32,000
                                                -----------      ----------     -----------
             Net cash used in investing
               activities                          (152,000)       (367,000)    (3,192,000)
                                                -----------      ----------     -----------


       The accompanying notes are an integral part of these statements.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                         YEAR ENDED JANUARY 31
                                                 ----------------------------------------
                                                    1996          1995          1994
                                                    ----          ----          ----
FINANCING ACTIVITIES:
  Net borrowings (repayments) of bank indebtedne (4,212,000)   (1,934,000)    12,030,000
  Proceeds from the exercise of stock options       492,000       168,000      4,593,000
  Payments of capital lease obligations            (312,000)     (372,000)       289,000
  Deferred financing costs                         (380,000)     (116,000)      (106,000)
                                                 ------------  -----------   ------------
          Net cash provided by (used in)
           Financing activities                  (4,412,000)   (2,254,000)    16,228,000
                                                 ------------  -----------   ------------
NET INCREASE (DECREASE) IN CASH                      41,000    (3,622,000)       329,000

CASH, BEGINNING OF YEAR                             101,000     3,723,000      3,394,000
                                                 ------------  -----------   ------------
CASH, END OF YEAR                                $  142,000    $  101,000    $  3,723,000
                                                 ============  ===========   ============
SUPPLEMENTARY DISCLOSURE OF
  CASH FLOW INFORMATION:

  Cash paid for interest                         $ 2,218,000   $ 2,369,000   $  1,303,000

  Cash (received) paid for income taxes          $(7,660,000)  $    481,000  $  5,168,000
                                                 ===========   ============  ============
  Capital leases                                 $       --    $    354,000  $     91,000
                                                 ===========   ============  ============


       The accompanying notes are an integral part of these statements.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF
                             STOCKHOLDERS' EQUITY

                                           COMMON STOCK                ADDITIONAL     RETAINED
                                      -----------------------           PAID-IN       EARNINGS
                                         SHARES     AMOUNT              CAPITAL       (DEFICIT)
                                      -----------------------         ----------   -------------
BALANCE, JANUARY 31, 1993              10,474,478  $ 105,000           $10,443,000  $ 18,076,000

Exercise of stock options                 731,270      7,000             4,586,000            --
Tax benefit of options exercised               --         --             1,822,000            --
Net income                                     --         --                    --    10,514,000
                                       ----------  ---------           -----------  ------------
BALANCE, JANUARY 31, 1994              11,205,748    112,000            16,851,000    28,590,000

Exercise of stock options                  44,000        --                168,000            --
Net loss                                       --        --                     --   (33,816,000)
                                       ----------  ---------           -----------  ------------
BALANCE, JANUARY 31, 1995              11,249,748    112,000            17,019,000    (5,226,000)

Exercise of stock options                 142,500      2,000               490,000            --
Issuance of shares in settlement of
 securities litigation                    430,394      4,000             1,996,000            --
Net loss                                       --         --                    --    (8,204,000)
                                       ----------  ---------           -----------  ------------
BALANCE, JANUARY 31, 1996              11,822,642  $118,000            $19,505,000  $(13,430,000)
                                       ==========  =========           ===========  ============


       The accompanying notes are an integral part of these statements.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS DESCRIPTION AND SUMMARY OF ACCOUNTING POLICIES

BUSINESS DESCRIPTION

The Company designs, manufactures, markets, and distributes sports trading cards and sports and entertainment related memorabilia products in the United States. The Company sells on credit to many of its customers which include television shopping programs, large national retail chain stores, distributors, and hobby stores.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of The Score Board, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

The carrying value of the Company's outstanding bank indebtedness is considered to approximate their fair value on January 31, 1996. The fair value of the Company's $10,500,000 convertible subordinated debentures is estimated at $7,500,000 based on estimated borrowing rates currently available to the Company for similar debentures and through discussions with certain debenture holders.

REVENUE RECOGNITION

The Company recognizes revenue when merchandise is shipped to customers. Allowances for estimated returns are provided when sales are recorded.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

FIXED ASSETS AND DEPRECIATION

Fixed assets, which include assets leased under capital lease obligations, are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over the term of the related agreements. Goodwill is amortized over the expected period of benefit, not to exceed five years. Subsequent to its acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful lives may warrant revision or that the remaining intangible asset balances may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flow over the remaining life in measuring whether intangible assets are recoverable.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of Common Shares and Common Stock equivalents outstanding during the respective periods. Fully-diluted income per share is computed assuming the convertible debentures were converted as of the beginning of the period and the exercise of stock options. Common Stock equivalents are not considered in the calculation of net loss per share since they would be antidilutive. In 1994, fully-diluted net income per share was $.92 based on 12,180,000 shares.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued two Standards that the Company is required to adopt effective in fiscal 1997. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Implementation of this Standard is not expected to have a material impact on the Company's financial position or results of operations.

SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation plans. In fiscal 1997, if the Company opts not to apply the accounting provisions of the Standard, it will be required to disclose the effect on net income and earnings per share had adoption occurred. The Company does not anticipate adopting the accounting provisions of this Standard.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2.  REALIGNMENT, RESTRUCTURING AND PRODUCT LINE ADJUSTMENT
    COSTS

In fiscal 1996, the Company recorded pre-tax charges of $5,675,000 for the costs associated with a strategic realignment program designed to reduce costs, improve operating efficiencies and to concentrate the Company's efforts on its core product lines. This realignment included the discontinuance of the Hockey Draft card products, the write-down of certain license agreements, elimination of small lot inventories and employee termination costs. In addition, the charge also includes a $500,000 litigation reserve. (See Note 11)

In fiscal 1995, the Company recorded pre-tax charges of $23,800,000 for the costs associated with a major restructuring of the business, including relocation of the Classic games subsidiary, discontinuance of several product lines, acceleration of inventory dispositions of those product lines through alternate distribution channels and personnel reductions. The costs associated with these actions are summarized, as follows:

                                       Year Ended January 31
                                      ------------------------
                                         1996         1995
                                      -----------  -----------

Relocation of subsidiary              $   265,000  $ 7,100,000
Severance costs                           160,000    1,700,000
Inventory write downs and reserves      1,300,000   13,200,000
Contract and other reserves             3,450,000    1,800,000
Litigation                                500,000           --
                                      -----------  -----------
                                      $ 5,675,000  $23,800,000
                                      ===========  ===========

At January 31, 1996 and 1995, approximately $850,000 and $1,900,000, respectively, remains in accrued liabilities for relocation and severance costs.


3.  NET PROCEEDS FROM OFFICER'S LIFE INSURANCE

In May 1994, the Company's President and Chief Executive Officer passed away. The Company received proceeds from the key man life insurance policy of approximately $2,000,000 in June 1994. In accordance with the officer's employment agreement, the Company is required to pay approximately $900,000 to a named beneficiary. The liability outstanding at January 31, 1996 is $468,000, which is due to a relative of the Company's current President and Chief Executive Officer.

4.  SECURITIES LITIGATION

In August 1994, eight separate proposed class action lawsuits were filed against the Company and individual defendants alleging, inter alia, securities fraud
                                                -----------
under the federal securities laws. On November 17, 1994, the plaintiffs in these lawsuits filed a consolidated amended class action complaint.

On June 27, 1995, the Company reached an agreement for the full settlement and dismissal of the shareholder litigation, and on November 6, 1995 the settlement received final court approval. The settlement required the Company to pay $3,000,000 in cash (paid by insurance) and $2,000,000 in the Company's Common Stock (430,394 shares). Accordingly, the Company recorded a one-time pre-tax, non cash charge of $2,000,000 to reflect the fair value of Common Stock on the settlement date. In addition, the Company incurred legal and other fees of approximately $175,000 associated with the shareholder litigation.

5.   INVENTORIES


                                  January 31
                          ---------------------------
                              1996          1995
                          ------------  -------------
     Raw materials        $ 1,940,000   $  1,304,000
     Work-in-process        1,616,000        720,000
     Finished goods        17,516,000     24,917,000
     Valuation reserve     (4,623,000)   ( 9,690,000)
                          -----------   ------------

                          $16,449,000   $ 17,251,000
                          ===========   ============

6.  FIXED ASSETS


                                  January 31
                          ------------------------
                             1996         1995
                          -----------   ----------
Computer equipment and
   software               $ 3,069,000  $ 3,044,000
Equipment                     965,000    1,007,000
Furniture and fixtures        833,000      833,000
Automobiles                    78,000       78,000
Leasehold improvements      1,134,000    1,115,000
                          -----------  -----------
                          $ 6,079,000  $ 6,077,000
Less accumulated
 depreciation
 and amortization          (4,463,000)  (3,085,000)
                          ------------ -----------

                          $ 1,616,000  $ 2,992,000
                          ============ ===========
Computer equipment and software includes amounts under capital leases of $1,367,000 and $1,457,000 in 1996 and 1995 respectively. Accumulated amortization of leased property is approximately $1,032,000 and $845,000 at January 31, 1996 and 1995, respectively.


7.  INTANGIBLE AND OTHER ASSETS



                                         January 31
                                 --------------------------
                                     1996          1995
                                 ------------  ------------
License agreements and other     $ 2,342,000   $ 2,477,000
Deferred financing costs           1,568,000     1,406,000
Goodwill                             595,000       595,000
                                 -----------   -----------
                                   4,505,000     4,478,000
Less accumulated amortization     (2,958,000)   (2,324,000)
                                 -----------   -----------
Net intangible assets              1,546,000     2,154,000
Other assets                         498,000       250,000
                                 -----------   -----------

                                 $ 2,044,000   $ 2,404,000
                                 ===========   ===========


8.  BANK INDEBTEDNESS AND LONG-TERM DEBT



                                          January 31
                                  --------------------------
                                      1996          1995
                                  ------------  ------------
     Subordinated debentures       $10,500,000   $10,500,000
     Capital lease obligations         219,000       530,000
     Revolving credit                9,884,000            --
                                  ------------  ------------
                                    20,603,000    11,030,000


    Current portion of capital
     leases                           (201,000)    ( 293,000)
                                  ------------  ------------

                                  $ 20,402,000   $10,737,000
                                  ============  ============


In July 1995, the Company obtained a new, three-year revolving credit facility with Congress Financial Corporation. This facility replaced the previous financial arrangement with Mellon Bank, N.A. Borrowings under the new facility are available up to $12,000,000, subject to availability, based on eligible accounts receivable and inventories, as defined. Interest is charged at prime plus 2%. The facility is secured by essentially all of the Company's assets and subject to financial and non-financial covenants. The available credit, based on collateral at January 31,1996, was $12,000,000, of which $9,884,000 was outstanding and included in long-term obligations.

On October 7, 1994, the previous financing agreement was amended to extend its term until April 30, 1995. The facility was changed from a $19,000,000 revolving credit to a $10,500,000 amortizing term loan and a $10,000,000 revolving credit. The revolving credit was subject to available collateral and the term loan was to be fully amortized by April 30,1995. On December 30, 1994, the agreement was amended to modify certain financial covenants. The agreement was extended again, until November 30,1995. The extension of the credit was agreed upon to allow the Company sufficient time to find alternative financing.

The outstanding revolving credit at January 31, 1995 was $8,596,000. The outstanding balance on the amortizing term loan was $5,500,000 at January 31, 1995 which was repaid, in full, in February, 1995. The weighted average interest rate on the bank debt was 11.5%, 8.31%, and 5.7% in fiscal 1996, 1995 and 1994, respectively. Year-end interest rates were 10.5%, 10.0% - 10.5% (1995) and
5.5% - 6.25% (1994); maximum outstanding bank debt during the years 1996, 1995 and 1994 was $ 14,096,000, $18,380,000 and $16,030,000; average outstandings were $ 8,544,000, $15,580,000 and $7,522,000. Outstanding bank debt at January 31, 1995 was all classified as current since replacement financing had not been obtained.

In fiscal 1993, the Company completed two private placements for a total of $10,500,000 principal amount of 9% convertible, subordinated debentures and received $9,429,000, net of expenses. Debentures for $7,500,000 are due September 1, 2002 and are convertible into shares of the Company's common stock at a price of $9.56 per share. The remaining $3,000,000 are due February 1, 2003 and are convertible at $11.37 per share. Both became callable in 1996 starting at 106% and declining pro-rata over the respective lives of the obligations.

9.  INCOME TAXES

Income tax provision (benefit) consists of the following:


                                         Year Ended January 31
                                   ------------------------------------
                                       1996         1995        1994
                                       ----         ----        ----
Current:
  Federal                          $    --      (7,624,000)   3,501,000
  State                                 --        (550,000)     380,000
                                   ----------   ----------   ----------
                                        --      (8,174,000)   3,881,000
                                   ----------   ----------   ----------
Deferred:
  Federal                          (2,700,000)  (6,217,000)    (300,000)
  State                                 --        (365,000)    (241,000)
                                   ----------   ----------   ----------
                                        --      (6,582,000)    (541,000)
                                   ----------   ----------   ----------

Tax benefit credited to equity          --           --       1,822,000
                                   ----------  -----------   ----------
Increase in valuation allowance     2,700,000    8,316,000        --
                                   ----------  -----------   ----------

                                   $    --     $(6,440,000)  $5,162,000
                                   ==========  ===========   ==========

During fiscal 1994, certain optionee and warrant holders sold shares of the Company's common stock which they had acquired during the year. This early disposition resulted in a compensation deduction for income tax purposes that was credited directly to additional paid-in capital.

A reconciliation of the effective income tax rate with the statutory Federal income tax rate is as follows:

                                          Year Ended January 31
                                          ---------------------
                                           1996    1995   1994
                                           ----    ----   ----
     Statutory rate                       (34)%     (34)%    34%

     State income taxes, net
      of Federal benefit                    --       (2)%     2%
     Charitable contributions               --       --      (3)%
     Other                                   1%      (1)%    --

     Increase in valuation allowance        33%      21%     --
                                          ----     ----   -----

                                            --     (16)%     33%
                                          ====     ====   =====

The major components of deferred taxes asset are as follows:

                                                    January 31
                                     ------------------------------------------
                                              1996                  1995
                                     ----------------------  ------------------
Inventory valuation                             $2,014,000          $3,295,000
Contract reserves                                1,173,000                  --
Accounts receivable reserve                        654,010             768,000
Other reserves and accrued expenses                581,000             742,000
Net operating loss carry forwards                4,800,000           1,717,000
                                         -----------------   -----------------
                                                 9,222,500           6,522,500
Valuation allowance                  (           9,222,500)  (       6,522,500)
                                     ----------------------  -----------------
                                     $        --             $         --
                                     ======================  =================


Management has established a full valuation allowance for the net deferred asset due to the uncertainty of its realization. At January 31, 1996, the Company has approximately $14,000,000 of Federal net operating loss carry forwards that begin to expire in 2010.

10.  STOCKHOLDERS' EQUITY

STOCK OPTION PLANS

The Company maintains four stock option plans that permit the grant of options to purchase shares of common stock. Under the plans, Incentive Stock Options may be granted to key employees, including officers and directors who are also employees, and Non-Qualified Options may be granted to key employees, officers, directors, advisors and consultants. The maximum term of any option under the plans is ten years and the option price per share may not be less than 100% of the fair market value of the Company's common stock on the date the option is granted, (110% in the case of incentive stock options granted to persons owning more than 10% of the voting stock of the Company and 120% in the case of certain non-qualified stock options granted under the Director's Plan).

Aggregate option activity is as follows:

                                    Number        Price
                                  of shares       Range
                                 ------------  -----------

Outstanding, January 31, 1993      1,530,470   $ .67-17.00
     Granted                         857,000    8.13-16.65
     Exercised                      (731,270)   1.09-13.13
     Canceled                       ( 33,000)      9.13
                                   ---------   -----------
Outstanding, January 31, 1994      1,623,200     .67-17.00
     Granted                         340,000    2.50- 2.75
     Exercised                       (44,000)    .67- 9.13
     Canceled                       (307,800)   8.13-17.00
                                   ---------   -----------
Outstanding, January 31, 1995      1,611,670     .67-17.00
     Granted                         905,750    3.875-7.20
     Exercised                      (142,500)   2.75- 4.25
     Canceled                       (246,650)   8.38-17.00
                                   ---------    ----------
Outstanding, January 31, 1996      2,044,940     .67-17.00
                                   =========    ==========


At January 31, 1996, 329,650 options were available for grant under the plans and 1,419,000 outstanding options, with an average exercise price of $7.37 per share, were exercisable.


OTHER STOCK OPTIONS

The Company has granted stock options to purchase common stock to non-affiliated persons. At January 31, 1996, there were 4,000 options exercisable at an average price of $8.19 per share.

11.  COMMITMENTS AND CONTINGENCIES

PERSONAL SERVICE CONTRACTS

The Company has entered into personal service contracts with approximately 55 current and former professional athletes and entertainers to purchase autographs on a per signature basis, and also, in some cases, for performing other services, including personal appearances and licensed product rights on behalf of the Company. Minimum future commitments under these contracts are as follows:

              Year ending January 31,

             1997           $7,036,000
             1998            3,980,000
             1999            2,805,000
             2000            2,455,000
             2001              455,000
             Thereafter      2,503,000

The Company is often required to make initial cash payments on personal service contracts. As of January 31, 1996 and 1995 the Company has prepaid $1,674,000 and $5,756,000, respectively, under these contracts.

LEASE AGREEMENTS

The Company leases office and warehouse space under leases accounted for as operating leases. At January 31, 1996, future minimum annual rentals for leases with remaining lease terms in excess of one year are as follows:


              Year ending January 31,

              1997         $1,070,000
              1998            497,000
              1999            358,000
              2000             75,000


Rent expense for the years ended January 31, 1996,1995, and 1994 were $701,000, $1,008,000 and $1,174,000, respectively. Subleasing income of $270,000, $194,000, $132,000 and $ 27,000 is to be received in fiscal 1997, 1998, 1999 and
2000, respectively.

LITIGATION

On February 14, 1995, Upped Deck Authenticated, Ltd. ("UDA") filed suit against the Company and three unaffiliated entities in the United States District Court for the Southern District of California alleging, inter alia, that the Company had engaged in unfair competition and violated UDA's right to use the indicia of certain athletes sports memorabilia and collectibles. The Company has responded to UDA's suit by denying all wrongdoing and filing its own claims against UDA, Upper Deck Company and their

President, charging them with unfair competition, defamation and tortuous interference with current and prospective contractual relations. Discovery in this matter is ongoing and the Company has provided a $500,000 reserve for estimated legal fees related to this suit.

The Company is involved in various other legal proceedings and claims incident to the conduct of its business which management believes will not have a significant adverse impact on the financial position or results of operations.


12.  ROYALTY AGREEMENTS

The Company has signed various royalty agreements which permit the Company to produce and market products utilizing licensed names, logos, likenesses and trademarks. Most royalty agreements require the company to pay a royalty equal to a percentage of specified net sales ranging from 3.75% to 20% subject to minimum guarantees aggregating $4,529,000 of which the Company has paid $3,934,000 as of January 31, 1996. The royalty agreements expire at various dates through October 30, 2002. Royalty expense under the agreements for the years ended January 31, 1996, 1995 and 1994 was $6,167,000, $4,165,000 and
$5,043,000, respectively.

13.  SIGNIFICANT CUSTOMER AND SUPPLIER CONCENTRATIONS

During the year January 31, 1996, sales to national and regional cable television networks accounted for approximately 22% of the Company's net sales. Sales to one of these television shopping networks during fiscals 1996, 1995, and 1994 were approximately $12,872,000, $11,289,000 and $17,522,000 respectively. The Company has no written agreement with this customer. The loss of this customer, or cable television as a sales outlet for the Company's products, could have a material adverse impact on the Company's results of operations.

At January 31, 1996 the Company had accounts receivable totaling $4,378,000, or 27% of gross receivables due from another major customer who is in the retail business. Sales to that customer in fiscal 1996 were $7,097,000. In addition, during fiscal 1994 the Company had sales directly and indirectly to another customer of $9,567,000.

The Company relies on one key vendor as the sole supplier of its trading card products. Although management believes that other vendors could provide similar products on relatively comparable terms, an unanticipated change in this vendor's supply to the Company could have a material adverse impact on the Company's results of operations.

14.  BENEFIT PLAN

The Company has a defined contribution (401K) plan under which participation is available to all employees meeting minimum service and age requirements. Participants may contribute a percentage of their compensation limited to a dollar amount set by law. The Company may contribute a discretionary matching contribution up to 4% of the employees salary, and an additional discretionary amount determined each year by the Company. Employer contributions for the years ended January 31, 1996, 1995 and 1994 were $100,000, $120,000 and $136,000, respectively.


15.  UNAUDITED QUARTERLY DATA - (IN THOUSANDS, EXCEPT PER SHARE DATA)

The following is a summary of unaudited quarterly financial data for the 1996 and 1995 fiscal years:



                                 First    Second    Third      Fourth
1996                             Quarter  Quarter   Quarter    Quarter
                                 -------  --------  -------   ---------
Net sales                        $15,562  $16,499   $23,947   $  18,945
Gross profit                       6,853    7,881     9,533       5,475
Income (loss) from operations        990    1,095     2,277      (8,421)
Net income (loss)                    526   (1,080)    1,768      (8,960)
Net income (loss) per share         0.05   ( 0.14)     0.16       (0.76)

1995                             First    Second      Third     Fourth
                                 Quarter  Quarter     Quarter   Quarter
                                 -------  -------     -------   -------
Net sales                        $11,232  $24,411   $ 18,019   $ 19,137
Gross profit                       2,149    6,173        917      5,675
Income loss from operations       (9,909) (12,046)   (11,282)    (4,631)
Net income (loss)                 (6,785)  (8,206)   (13,830)    (4,995)
Net income (loss) per share        (0.62)   (0.72)     (1.23)     (0.44)


Fiscal 1996 results include a pre-tax charge of $2,175,000 in the second quarter for settlement of securities litigation and $5,675,000 in the fourth quarter for realignment and litigation. Fiscal 1995 results include pre-tax restructuring and product line adjustments of $5,950,000, $11,500,000, $4,500,000 and
$1,850,000 in the first through fourth quarters, respectively.

                             THE SCORE BOARD, INC.
                             ---------------------
                         FINANCIAL STATEMENT SCHEDULE
                         ----------------------------
                    YEARS ENDED JANUARY 31, 1996, 1995, 1994
                    ----------------------------------------


                                     INDEX
                                     -----


 II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



ALL OTHER FINANCIAL STATEMENT SCHEDULES ARE OMITTED BECAUSE THE CONDITIONS REQUIRING THEIR FILING DO NOT EXIST OR BECAUSE THE REQUIRED INFORMATION IS DISCLOSED IN THE FINANCIAL STATEMENTS FILED, INCLUDING THE NOTES THERETO.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Score Board, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Score Board, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 22, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14a(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP


Philadelphia, Pa.,
  March 22, 1996

                             THE SCORE BOARD, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  SCHEDULE II


                          Balance at   Additions      Deduction      Balance at
                          Beginning    Charged to        from          End of
Description               of Period     Expense      Reserves(a)       Period
- - ------------------------  ----------  ------------  --------------  -------------
RESERVE DEDUCTED
IN THE BALANCE
SHEET FROM THE
ASSET TO WHICH IT
APPLIES:

Allowance for doubtful
accounts and returns:

Year ended 1/31/96        $2,258,000  $ 1,092,000   $(1,425,000)    $1,925,000

Year ended 1/31/95        $1,203,000  $ 5,522,000   $(4,467,000)    $2,258,000

Year ended 1/31/94        $  332,000  $ 1,092,000   $  (221,000)    $1,203,000(b)


Inventory valuation
allowance:

Year ended 1/31/96        $9,690,000  $  (824,000)  $(4,244,000)    $4,622,000

Year ended 1/31/95        $1,219,000  $13,939,000   $(5,468,000)    $9,690,000

Year ended 1/31/94        $  925,000  $   294,000   $         0     $1,219,000


(a) Uncollectible accounts charged against the reserve, net of recoveries.

(b) Balance at year-end January 31, 1994 incudes $885,000 for returns and allowances which had been reported as a direct reduction of accounts receivable.

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 30, 1996.

                                THE SCORE BOARD, INC.


                           By:  /s/ Kenneth Goldin
                                -------------------------------------
                                Kenneth Goldin, Chairman of the Board,
                                Chief Executive Officer and President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures                          Title                 Date
- - ----------                          -----                 ----


/s/Kenneth Goldin             Chairman, President,    April 30, 1996
- - -------------------------     Principal Executive
Kenneth Goldin                Officer and Director


/s/Michael D. Hoppman        Senior V.P.              April 30, 1996
- - ---------------------        Finance,
Michael D. Hoppman           Principal Financial
                             and Accounting Officer


/s/Allan R. Lyons            Director                 April 30, 1996
- - -------------------------
Allan R. Lyons


/s/Fred A. Shabel            Director                 April 30, 1996
- - -------------------------
Fred A. Shabel


/s/Gerald B. Shreiber        Director                 April 30, 1996
- - ------------------------
Gerald B. Shreiber


/s/Richard C. Yancey         Director                 April 30, 1996
- - -------------------------
Richard C. Yancey