Form 10-K/A
period 1996-01-31
SCORE BOARD INC
filed 1996-05-17
CIK 813013

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes    X                No _____
                                      ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [ X ]

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

                                     INDEX
                                     -----

                Item                                        Page
                ----                                        ----

PART I      1.   Business                                     3

            2.   Properties                                  12

            3.   Legal Proceedings                           12

            4.   Submission of Matters to Vote of
                 Security Holders                            13

PART II     5.   Market for Registrant's Common Equity
                 and Related Stockholder Matters             14

            6.   Selected Financial Data                     14

            7.   Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                               16

            8.   Financial Statements and Supplementary
                 Data                                        20

            9.   Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure                        21

PART III    10.  Directors and Executive Officers of the
                 Registrant                                  22

            11.  Executive Compensation                      24

            12.  Security Ownership of Certain Beneficial
                 Owners and Management                       29

            13.  Certain Relationships and Related
                 Transactions                                30

PART IV     14.  Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K                     31

                                     PART I
                                     ------

Item 1. Business
- ----------------

Introduction
- ------------

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

     The Company also designs and sells prepaid telephone calling card products, which products are sold in discrete sets or packaged with the Company's trading card products. In addition, the Company licenses third parties to manufacture and sell trading cards and other non-autographed products.

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

Trading Cards
- -------------

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

Memorabilia
- -----------

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

     The Company has a non-exclusive license from Paramount Pictures, Inc.
to market certain Star Trek memorabilia through direct mail/catalog outlets,
                  ---------
retail outlets and certain television shopping networks. The Company has also obtained an exclusive license from Lucasfilm, Ltd. to market newly developed autographed and non-autographed memorabilia based on characters and trademarks associated with the Star Wars series of motion pictures, as well
                                   ---------
as a non-exclusive license to market currently existing products relating thereto.

     The Company's memorabilia is marketed primarily through national and regional cable shopping television networks, national and regional retailers, hobby stores and premium and promotional programs.

Sublicensing
- ------------

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

Recent Developments
- -------------------

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

Marketing and Distribution
- --------------------------

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

     The Company has utilized various sales representatives and distributors who are generally paid commissions of varying rates based on net sales with respect to certain specified accounts. Commissions are customarily paid pursuant to oral arrangements, although the Company has several written agreements with sales representatives. The Company primarily ships its memorabilia products from its warehouse in Cherry Hill, New Jersey, and has its trading card products shipped to customers by unrelated manufacturers.

License Agreements, Personal Service Contracts and Trademarks
- -------------------------------------------------------------

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

Employees
- ---------

     As of January 31, 1996, the Company employed 187 full-time persons and 3 part-time persons. No employees of the Company are subject to collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

Risk Factors
- ------------

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

     Dependence Upon License Agreements
     ----------------------------------

     In general, the production or distribution of products depicting the image of any celebrity, athlete, team, league, organization, logo or trademark requires a personal service contract or license from such celebrity, athlete,
team, league, organization or owner of the trademark.   The Company's business
is highly dependent upon its ability to obtain and maintain existing licenses and personal service contracts and to obtain additional licenses and personal service contracts necessary to offer new products. Although the Company believes it will be able to renew its licenses and personal service contracts upon their expiration, there can be no assurance that such renewals can be obtained on terms acceptable to the Company. The inability of the Company to renew existing licenses and personal services contracts and/or to acquire additional licenses and personal service contracts with sports and entertainment celebrities could have a material adverse impact on the Company's sales and earnings.

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

     Potential for Significant Fluctuations in Quarterly Operating Results
     ---------------------------------------------------------------------

     The Company has experienced, and may in the future experience, significant quarter to quarter fluctuations in its results of operations. Such fluctuations may result in volatility in the price of the Common Stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including demand for the Company's products, the timing of the introduction of new trading card products or other products by the Company or its competitors, the market acceptance of new products, competitive conditions in the industry and general economic conditions. As a result, the Company's revenues are difficult to forecast, and the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. Due to the foregoing factors, it is possible that in future quarters the Company's operating results will be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the price of the Common Stock.

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

Item 2. Properties
- ------------------

     The Company leases office and warehouse space at the locations set forth in the following table:


                        Approx.
                        Square      Lease         Type of
Location                Footage     Expiration    Space
- --------                -------     ----------    -------
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

Item 3. Legal Proceedings
- -------------------------

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

     On November 6, 1995, the Court granted final approval for the settlement of the litigation in accordance with the terms contained in a Stipulation of Settlement on file with the Court. Under the Stipulation of Settlement, a settlement fund has been established consisting of $3,000,000 in cash (paid by insurance) and $2,000,000 in freely tradable and transferable shares of Common Stock (430,394 shares). For purposes of the settlement, the Court certified a class consisting of all persons who purchased the Company's Common Stock during the period commencing October 29, 1993 and ending September 2, 1994.

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

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

     The Company's 1995 Annual Meeting of Shareholders was held on
September 18, 1995 for the purpose of electing five members of the Board of Directors for a one-year term. The Board of Directors nominated Kenneth Goldin, Allan R. Lyons, Fred A. Shabel, Gerald B. Shreiber and Richard C. Yancey for election as directors. The results of the votes taken at the Annual Meeting were as follows:

                               Number of Votes

         Directors                 For              Withheld
         ---------                 ---              --------
         Kenneth Goldin            8,655,930        102,410
         Allan R. Lyons            8,657,004        101,336
         Fred A. Shabel            8,656,984        101,356
         Gerald B. Shreiber        8,656,984        101,356
         Richard C. Yancey         8,656,984        101,356

                                 PART II
                                 -------

Item 5. Market for the Registrant's Common Equity and Stockholder
- -----------------------------------------------------------------
     Matters
     -------

     The Company's shares of Common Stock are traded on the NASDAQ-NMS under the symbol "BSBL." The following table sets forth the range of high and low sale prices for each of the periods indicated for the Company's Common Stock.

                                       High             Low
                                      -------         -------
Fiscal Year 1995
- -----------------------
 First Fiscal Quarter..........       $16.000          $8.500
 Second Fiscal Quarter.........       $ 9.750          $5.625
 Third Fiscal Quarter..........       $ 9.000          $3.625
 Fourth Fiscal Quarter.........       $ 5.250          $2.250
Fiscal Year 1996
- -----------------------
 First Fiscal Quarter..........       $ 6.250          $3.500
 Second Fiscal Quarter.........       $ 6.625          $3.500
 Third Fiscal Quarter..........       $ 6.750          $4.500
 Fourth Fiscal Quarter.........       $ 6.250          $4.125

     On April 25, 1996, the last sale price for the shares of Common Stock as reported by NASDAQ was $5.625.

     There were approximately 1,478 record-holders of the Company's Common Stock as of April 25, 1996.

Dividend Policy
- ---------------

     The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's current credit facility with Congress Financial Corporation prohibits the payment of dividends. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 6. Selected Financial Data
- -------------------------------

     This information should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere herein.

Consolidated Statement of Operations Data (thousands of dollars, except per
- ---------------------------------------------------------------------------
share data):
- ------------

                                                 Years Ended January 31,
                                                 -----------------------
                                         1996          1995              1994          1993         1992
                                       -------       -------           --------       -------      -------

Net Sales.......................       $74,953       $72,799           $108,595       $75,362      $58,623
Cost of Goods Sold..............        45,211        57,885             59,193        41,503       34,047
Gross Profit....................        29,742        14,914             49,402        33,859       24,576
Selling, General and
  Administrative
   Expenses.....................        28,126        30,082             32,380        20,525       14,892
Realignment, restructuring
and product line costs..........         5,675        22,700  **             --            --           --
Securities
 Litigation Settlement..........         2,175            --                 --            --           --
Income (loss) from
  Operations....................        (6,234)      (37,868)            17,022        13,334        9,684
Interest Expense, Net...........        (1,970)       (2,388)            (1,346)         (788)        (331)
Net Income (loss)...............        (8,204)      (33,816)            10,514         8,051        6,030
Net Income (loss) per share.....         (0.71)        (3.01)              0.95          0.76         0.62
Weighted Average Shares
   Outstanding..................    11,558,000    11,243,258         11,094,219    10,624,562    9,668,212
Fully-Diluted Net Income
per share.......................             *             *               0.92          0.75         0.61
Weighted Number of Shares
   Outstanding..................             *             *         12,180,096    10,994,346    9,961,192

- --------------------------------
* Earnings per share information on a fully diluted basis would reflect a smaller loss per share.
** Net of insurance proceeds of $1,100,000 on death of former Chairman, CEO and President.

Consolidated Balance Sheet Data (thousands of dollars):
- ---------------------------------------------------------

                                                  As of January 31,
                                                  -----------------
                                     1996     1995     1994      1993      1992
                                   -------   -------  -------   -------   -------
Working Capital.................   $22,935   $17,246  $48,923   $33,780   $16,074
Total Assets....................   $40,118   $53,687  $86,750   $62,603   $28,418
Bank Indebtedness...............   $    --   $14,096  $16,030   $ 4,000    $1,400
Long-Term
     Obligations................   $20,402   $10,737   $10,980  $11,250      $458
Total Liabilities...............   $33,925   $41,782   $41,197  $33,979   $10,556
Stockholders' Equity............    $6,193   $11,905   $45,553  $28,624   $17,862

   The Company has not paid any cash dividends on its Common Stock during the periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
- -------------------------------------------------------------------------------
of Operations
- -------------

Fiscal Years Ended January 31, 1996 and 1995
- --------------------------------------------

     Fiscal 1996 was a year of transition, following a major restructuring in fiscal 1995. Excluding realignment, restructuring and product line adjustment costs and the securities litigation settlement, the Company reported sales of $74,953,000 in fiscal 1996, compared to $72,799,000 in fiscal 1995, and a pre-tax loss of $354,000 in fiscal 1996, compared to $17,556,000 in fiscal 1995.

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
                               ===========  ===========


     The increase in net sales was primarily due to higher trading card and prepaid telephone calling card sales and sales of other products. The increase in trading card sales was mainly due to new product releases and the timing of certain product shipments. The increases in other net sales was due to specialty product sales. These increases were partially offset by a decrease in memorabilia product sales, which declined due to the discontinuation of several entertainment related product categories.

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

     The Company experienced decreases in both selling and general and administrative expenses. Decreases occurred in commissions (due to a higher percentage of hobby sales which are not subject to commissions) and in most other selling expenses, such as trade show expenses, appearance fees and advertising costs (all of which decreased due to management's conscious efforts to reduce expenditures in these areas). These decreases were partially offset by higher royalties resulting from a higher percentage of the Company's sales being subject to licenses. General and administrative expenses decreased primarily in payroll and other administrative expenses as the result of the Company's restructuring and staffing reductions. This decrease was partially offset by increases in insurance premiums (which increased due to higher premiums relating to the Company's workman's compensation and directors and officers liability policies).

     On June 27, 1995, the Company reached an agreement for the full settlement and dismissal of its shareholder litigation, and on November 6, 1995, the settlement received final court approval. The settlement required the Company to pay $3,000,000 in cash (paid by insurance) and $2,000,000 in the Company's Common Stock (430,394 shares). See Item 3 - "Legal Proceedings." Accordingly, in the quarter ended July 31, 1995, the Company recorded a one-time, $2,000,000 pre-tax, noncash charge of $2,000,000 to reflect the fair value of Common Stock on the settlement date. In addition, the Company incurred legal and other fees of approximately $175,000 associated with the shareholder litigation.

     In fiscal 1996, the Company recorded pre-tax charges of $5,675,000 for the costs associated with a strategic realignment program designed to reduce costs, improve operating efficiencies and to concentrate the Company's efforts on its core product lines. This realignment included the discontinuance of the hockey draft pick trading card products, the write-down of certain license agreements, elimination of small lot inventories and employee termination costs. In addition, the charge also includes a $500,000 litigation reserve.

     No income tax benefits were reflected in the current year's results.

Fiscal Years Ended January 31, 1995 and 1994
- --------------------------------------------

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

     As a consequence of these actions, the Company recorded pre-tax charges totaling $23,800,000 to cover associated costs. The major components of the charge were:

Subsidiary relocation           $7,100,000
Severance costs                  1,700,000
Inventory write-downs and
  reserves                      13,200,000
Other asset write-downs and
  reserves                       1,800,000
                               -----------
                               $23,800,000
                               ===========

     Aside from the charges for restructuring and product line adjustments discussed above, sales and gross profit margins were down when compared to fiscal 1994.

     Following is a comparison of sales by major product and distribution channels:

                               Fiscal 1995        Fiscal 1994
                               -----------        -----------
Classic Draft Pick Cards       $22,618,000        $53,179,000
NFL ProLine Trading Cards        7,731,000          5,730,000
Other Trading Cards              8,493,000         14,040,000
Sports and Entertainment
  Memorabilia                   29,944,000         34,648,000
Other                            4,013,000            998,000

                               -----------       ------------
                               $72,799,000       $108,595,000
                               ===========       ============

Cable Television               $13,465,000        $31,712,000
Retail                          30,375,000         53,665,000
Hobby Market                    21,748,000         21,399,000
Other                            7,211,000          1,819,000

                               -----------       ------------
                               $72,799,000       $108,595,000
                               ===========       ============

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

Seasonality
- -----------

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

Liquidity and Capital Resources
- -------------------------------

     Accounts receivable increased modestly during the year while net inventories were relatively constant. In fiscal 1996, the Company disposed of $7,500,000 of slow moving inventory identified in fiscal 1995. The income tax receivable decreased as the Company received a refund of $7,600,000 of Federal income taxes from the carry back of its fiscal 1995 tax loss. The proceeds were used to pay off the balance of $5,500,000 on the Company's then existing amortizing term loan with Mellon Bank, N.A. ("Mellon"); the remainder was applied to reduce the Company's revolving credit facility with Mellon. Due to the availability of funds, the Company was able to reduce its trade accounts payable and accrued liabilities from year ago levels. Operating activities provided cash of $4,536,000 in fiscal 1996 while operating activities used $1,001,000 in fiscal 1995.

     On July 31, 1995, the Company's loan agreement with Mellon was replaced by a three year revolving credit facility from Congress Financial Corporation. Borrowing under the new facility is available up to $12,000,000, subject to availability, as defined, based on eligible inventory and accounts receivable, as defined. Interest is charged at prime rate plus 2%. The facility is secured by essentially all of the Company's assets. At March 31, 1996, the outstanding balance was $8,986,000 and unused credit was $146,000.

     Based on the Company's present plans and strategic initiatives put in place over the last two years, the Company believes that it will have sufficient liquidity and capital resources, including borrowings under its credit facility, to fund future operations.

     At January 31, 1996, the Company has Federal net operating loss carry-forwards of approximately $14,000,000 for which no benefit has been reflected in the consolidated financial statements. These carry-forwards, in addition to other fully reserved deferred tax assets, may offset future taxable income. See note 9 to the Consolidated Financial Statements.

Recent FASB Pronouncements
- --------------------------

     The Financial Accounting Standards Board issued two Standards in fiscal 1996 which would apply to the Company. SFAS No. 121 is effective for fiscal 1997 and requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Implementation of this Standard is not expected to have a material impact on the Company's financial position or results of operations.

     SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. In fiscal 1997, if the Company opts not to account for stock-based compensation in accordance with the Standard, it will be required to disclose the effect on net income and earnings per share had adoption occurred. The Company does not anticipate adopting the accounting provisions of this Standard.

Inflation
- ---------

     In recent years, the Company has not experienced any material adverse effects due to inflation.

Item 8. Financial Statements and Supplemental Data
- --------------------------------------------------

     All financial information required by this Item is attached to this Report beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
     Financial Disclosure
     --------------------

     On November 8, 1995, the Company dismissed BDO Seidman, LLP ("BDO"), as the Company's independent public accountants and auditors, a capacity in which that firm had served for several years, and selected Arthur Andersen LLP ("Arthur Andersen") to replace BDO in this role. The decision to change the Company's accountants and auditors was approved by the Company's full Board of Directors.

     During the fiscal years 1994 and 1995 and the subsequent period through November 8, 1995, the date on which BDO was dismissed as the Company's independent public accountants and auditors, there were no disagreements between the Company and BDO on any matter relating to accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to BDO's satisfaction, would have caused them to make reference in connection with their reports to the subject matter of the disagreement. In addition, BDO's reports on the Company's financial statements for fiscal years 1994 and 1995 contained no adverse opinions or disclaimers of opinion, nor were such reports qualified as to uncertainty, audit scope or accounting principles.

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

                                 PART III
                                 --------

Item 10. Directors and Executive Officers of the Company
- --------------------------------------------------------

     The executive officers and directors of the Company are as follows:

Name                     Age           Position
- --------------           ---           ------------------------
Kenneth Goldin           30            Chairman of the Board,
                                       Chief Executive Officer and
                                       President

Michael A. Berkus        50            Sr. Vice President - Sales
                                       and Marketing

Michael D. Hoppman       34            Chief Financial Officer and
                                       Sr. Vice President - Finance and
                                       Operations

Roy G. Hyden             43            Vice President - Trading Card
                                       Operations

James C. Robinson        31            Vice President - Marketing

Michael A. Balser        28            Vice President - Sports and
                                       Entertainment Licensing

Patrick J. Wujcik        33            Vice President - Administration,
                                       Secretary and General Counsel

Allan R. Lyons           55            Director

Fred A. Shabel           64            Director

Gerald B. Shreiber       54            Director

Richard C. Yancey        69            Director

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

     Michael A. Berkus has served as Senior Vice President - Sales and Marketing of the Company since November 1994, and served as Senior Vice President of Marketing and Product Development from September 1994 through October 1994. From April 1993 through August 1994, Mr. Berkus owned and operated All Sport Hobby, Inc., a sports marketing firm which provided consulting services to various entities, including the Company. From April 1992 through April 1993, Mr. Berkus was co-owner and operator of DeCinces Sports Productions, Inc., a company specializing in sports marketing and licensing relationships. From April 1973 to April 1993, Mr. Berkus was employed by the Walt Disney Company in various capacities, including marketing, television production and entertainment management.

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

Item 11.  Executive Compensation
- --------------------------------

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

                                    Summary Compensation Table
                                    --------------------------

                                                               Long-Term
                                                               Compensation
                               Annual Compensation             Awards

- -------------------------------------------------------------------------------------

                          Fiscal Year
Name &                    Ended                            Securities    All Other
Principal                 January       Salary    Bonus    Underlying    Compensation
Position                  31,            ($)       ($)     Options (#)   ($) (1)
- --------                  ----------   -------    -----    -----------   ------------
Kenneth Goldin            1996         362,407        0      70,000       67,003
 Chief Executive          1995         375,822        0     150,000       39,499
 Officer                  1994         190,750        0     120,000        8,363

Michael A. Berkus         1996         195,365   40,000      25,000       60,793
 Sr. V.P. - Sales &       1995          10,385        0      50,000      117,400
 Marketing (2)

Nathan T. Schelle         1996         140,654        0      15,000        1,163
 Sr. V.P.- Finance (3)    1995          15,577        0           0            0


Michael D. Hoppman        1996         104,429        0      10,000       10,314
 V.P. - Finance           1995         103,608        0      10,000        8,983
                          1994          77,423   15,000      18,000        4,800

Michael A. Balser         1996         100,827        0      25,000       49,389
 V.P. - Licensing         1995          91,977        0       3,000            0
                          1994          50,861        0       4,600            0

_____________

(1) Includes (a) Company contributions under its profit sharing plan for certain of the Named Executive Officers (Messrs. Goldin $9,355, Hoppman $4,684 and Balser $4,293); (b) Company payments on behalf of the Named Executive Officers of certain life insurance premiums (Messrs. Goldin $43,428 and Hoppman $713); (c) car allowances for certain of the Named Executive Officers (Messrs. Goldin $14,220, Berkus $12,168, Schelle $1,163, Hoppman $4,917 and Balser $5,096); (d) certain moving bonuses (Messr. Balser $40,000); and (e) certain housing and expense allowances (Messr. Berkus $48,625). See Item 11. "Executive Compensation - Employment Agreements, Compensatory Arrangements".

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

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended January 31, 1996 to each of the Named Executive Officers:

                         Option Grants in Fiscal Year Ended January 31, 1996
                         ---------------------------------------------------
                                                         Potential Realizable
                                                         Value at Assumed
                                                         Annual Rates of
                                                         Stock Price Appreciation
          Individual Grants                              for Option Term
- ----------------------------------                       ------------------------

                      Number of
                      Securities
                      underlying    Exercise
                      Options       or Base
                      Granted       Price      Expiration
   Name               (#) (1)       ($/Sh)     Date         5% ($)(2)    10%($)(2)
   ----               ---------     ------     ----------   --------     --------
Kenneth Goldin        70,000(3)     $4.125     1/31/2000     $79,776     $176,825
Michael A. Berkus     25,000(4)      $4.00      2/7/2000     $27,628      $61,050
Nathan T. Schelle     15,000(5)      $4.00       9/22/96     $16,577      $36,631
Michael D. Hoppman    10,000(6)      $4.00      2/7/2000     $11,051      $24,420
Michael A. Balser     20,000(7)      $4.00      2/7/2000     $27,103      $48,841
                       5,000(7)      $5.75     6/29/2000      $7,943      $17,552
- -------------------

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

(7) Effective February 8, 1995, Mr. Balser was granted an option to purchase 20,000 shares of Common Stock at an exercise price of $4.00 per share. The following options were cancelled: (i) option to purchase 2,000 shares of Common Stock at an exercise price of $17.00 per share; (ii) option to purchase 4,600 shares of Common Stock at an exercise price of $8.38 per share; and (iii) option to purchase 3,000 shares of Common Stock at an exercise price of $9.13 per share. One-third of the option to purchase 20,000 shares became exercisable on August 8,1995 and February 8, 1996, respectively, and one-third of the option will become exercisable on August 8, 1996. One-half of the option to purchase 5,000 shares will become exercisable on June 30, 1996 and June 30, 1997, respectively.

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

       Aggregated Option Exercises in Fiscal Year Ended January 31, 1996
       -----------------------------------------------------------------
                       and Fiscal Year End Option Values
                       ---------------------------------

                                                                                     Value of
                                                                 Number of           Unexercised
                                                                 Unexercised         In-the-Money
                                                                 Options             Options
                                                                 at FY-End (#)       at FY-End ($)

                        Shares Acquired      Value Realized      Exercisable/        Exercisable/
Name                    on Exercise (#)           ($)            Unexercisable       Unexercisable (1)
- ----                    ---------------      --------------      -------------       -----------------
Kenneth Goldin                 0                   0              348,750/60,000     $114,219/$42,500

Michael A. Berkus              0                   0              20,000/45,000      $12,500/$40,625

Nathan T. Schelle              0                   0              0/15,000           $0/$16,875

Michael D. Hoppman             0                   0              31,333/6,667       $3,750/$7,500

Michael A. Balser              0                   0              6,666/18,334       $7,499/$15,001

    ---------------
(1) This amount represents the market value of the underlying securities relating to "in-the-money" options at January 31, 1996 minus the exercise price of such options.

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

     On February 1, 1992, the Company entered into an employment agreement with Michael D. Hoppman. This agreement was most recently amended effective May 1, 1994, and provides for Mr. Hoppman's employment until April 30, 1996. Under this agreement, Mr. Hoppman received an annual salary of $82,000, $105,000 and $110,000 for the years commencing May 1, 1993, 1994 and 1995, respectively.

     The Company's employment agreements with Messrs. Goldin and Hoppman contain provisions for payments of salary and benefits following a change of control (as defined) of the Company. In general, under such circumstances, each of Messrs. Goldin and Hoppman would be entitled to a cash bonus equal to a percentage of his annual salary at the time the change occurs (Mr. Goldin - 100%; Mr. Hoppman
- - 50%), whether or not he was terminated. In addition, in the event of involuntary termination (as defined) following a change of control, each of Messrs. Goldin and Hoppman would be entitled to a lump sum cash payment equal to a percentage of the then present value of his remaining contractual salary along with continued life, health and disability insurance benefits for a stated period.

     The agreement with Kenneth Goldin also provides, in the event of voluntary termination following a change of control, for a lump sum cash payment equal to 50% of the then present value of his remaining contractual salary (but in no event less than 50% of his annual salary), along with continued life, health and disability insurance benefits and car allowances for one year.

Director Compensation
- ---------------------

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

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

                                                Shares
Name and Address                             Beneficially      Percent of
of Beneficial Owner                             Owned            Class
- -------------------                          ------------      ----------
Directors and
Named Executive Officers*

Kenneth Goldin                                1,643,650(1)         13.9%
Michael A. Berkus                                29,333(2)           **
Nathan T. Schelle                                15,000(3)           **
Michael D. Hoppman                               31,333(4)           **
Michael A. Balser                                17,832(5)           **
Allan R. Lyons                                  207,000(6)          1.7%
Fred A. Shabel                                   90,000(7)           **
Gerald B. Shreiber                               55,000(8)           **
Richard C. Yancey                               155,000(9)          1.3%

Five Percent Shareholders

Carol Goldin                                 1,274,500(10)         10.8%
  516 Garwood Drive
  Cherry Hill, NJ  08003
McCullough Andrews & Cappeillo, Inc.***            701,000          5.9%
  101 California Street, Suite 4250
  San Francisco, CA  94111
T. Rowe Price
  Associates, Inc.***                              700,000          5.9%
  100 East Pratt Street
  Baltimore, MD  21202
All Directors and Executive
  Officers as a Group                        2,271,441(11)         19.2%
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

                       [Footnotes continued on next page]

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

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

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

                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
- ------------------------------------------------------------------------

(a)   (1)     The following financial statements are filed as
              part of this Report:

              (i)    Reports of Independent Public Accountants;
              (ii)   Consolidated Balance Sheets as of January 31,
                     1996 and 1995;
              (iii) Consolidated Statements of Operations for the years ended January 31, 1996, 1995 and 1994;
              (iv) Consolidated Statements of Stockholders' Equity for the years ended January 31, 1996, 1995 and 1994; and
              (v) Consolidated Statements of Cash Flow for the years ended January 31, 1996, 1995 and 1994.

      (2) The following financial statement schedule is filed as part of this report:

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

      10.22 Retail License Agreement with NBA Properties, Inc. re: memorabilia, dated June 20, 1994 (13) **

      21.1   Subsidiaries (14)

      23.1 Consent of Arthur Andersen re: Form S-8 Registration Statement pertaining to 1987 Stock Option Plan, Form S-8 Registration Statement pertaining to 1992 Stock Incentive Plan and 1992 Directors Stock Option Plan, Form S-3 Registration Statement pertaining to 1993 Non-Employee Stock Option Plan (14)

      27.    Financial Data Schedule (14)
_________________
 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
**     Confidential Treatment was requested for portions of this document.

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

(11) Reference is hereby made to the Company's report on Form 10-K, for the fiscal year ended January 31, 1994, as filed on May 2, 1994 which is here by incorporated by reference.

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

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                    --------------------------------------

                        REPORT ON FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                    --------------------------------------

                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------

                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                  -------------------------------------------



                                     INDEX
                                     -----


        REPORTS OF THE INDEPENDENT PUBLIC ACCOUNTANTS           1-2

        CONSOLIDATED BALANCE SHEETS                              3

        CONSOLIDATED STATEMENTS OF OPERATIONS                    4

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY          7

        CONSOLIDATED STATEMENTS OF CASH FLOW                    5-6

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              8-18

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Score Board, Inc.:

We have audited the accompanying consolidated balance sheet of The Score Board, Inc. (a New Jersey corporation) and subsidiaries as of January 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Score Board, Inc. and subsidiaries as of January 31, 1996, and the results of their operations and their cash flow for the year then ended, in conformity with generally accepted accounting principles.

                                                             Arthur Andersen LLP

Philadelphia, Pa.,
    March 22, 1996

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholder and Directors
The Score Board, Inc.

        We have audited the consolidated balance sheet of The Score Board, Inc., as of January 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of The Score Board, Inc. as of January 31, 1995 and the results of its operations audits cash flows for each of the two years in the period ended January 31, 1995 in conformity with generally accepted accounting principles.

BDO SEIDMAN

Philadelphia, Pennsylvania
April 12, 1995

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                    JANUARY 31
                                                           ----------------------------
                                                               1996             1995
                                                           -----------      -----------
CURRENT ASSETS:
  Cash                                                    $   142,000      $   101,000
  Accounts receivable, net of reserve
   for returns and doubtful accounts of
   $1,925,000 and 2,258,000                                14,895,000       13,914,000
  Inventories                                              16,449,000       17,251,000
  Prepaid expenses and other                                2,784,000        3,095,000
  Prepaid contracts                                         1,674,000        5,756,000
  Income tax receivable                                       514,000        8,174,000
                                                          -----------      -----------
     Total current assets                                  36,458,000       48,291,000

  FIXED ASSETS, net                                         1,616,000        2,992,000
  INTANGIBLE AND OTHER ASSETS, net                          2,044,000        2,404,000
                                                           -----------      -----------
                                                          $40,118,000      $53,687,000
                                                           ===========      ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank indebtedness                                       $     --         $14,096,000
  Accounts payable                                          9,122,000       11,461,000
  Accrued liabilities                                       4,401,000        5,488,000
                                                          -----------      -----------
     Total current liabilities                             13,523,000       31,045,000
                                                          -----------      -----------
LONG-TERM DEBT                                             20,402,000       10,737,000
                                                          -----------      -----------
COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value, authorized
    10,000,000 shares; none issued                               --               --
  Common stock - $.01 par value, authorized
    30,000,000 shares; issued 11,822,642 shares in
    1996 and 11,249,748 in 1995                                118,000          112,000
  Additional paid-in capital                                19,505,000       17,019,000
  Accumulated deficit                                      (13,430,000)      (5,226,000)
                                                           -----------      -----------
     Total stockholders' equity                              6,193,000       11,905,000
                                                           -----------      -----------
                                                           $40,118,000      $53,687,000
                                                           ===========      ===========


       The accompanying notes are an integral part of these statements.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 YEAR ENDED JANUARY 31
                                                -----------------------------------------------------
                                                      1996               1995               1994
                                                ---------------    ---------------    ---------------

NET SALES                                       $   74,953,000     $   72,799,000     $  108,595,000

COST OF GOODS SOLD                                  45,211,000         57,885,000         59,193,000
                                                ---------------    ---------------    ---------------
GROSS PROFIT                                        29,742,000         14,914,000         49,402,000
                                                ---------------    ---------------    ---------------
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                          28,126,000         30,082,000         32,380,000

REALIGNMENT, RESTRUCTURING AND PRODUCT
  LINE ADJUSTMENT COSTS                              5,675,000         23,800,000            --

SECURITIES LITIGATION SETTLEMENT                     2,175,000             --                --

NET PROCEEDS FROM INSURANCE                             --             (1,100,000)           --
                                                ---------------    ---------------    ---------------
INCOME (LOSS) FROM OPERATIONS                       (6,234,000)       (37,868,000)        17,022,000

INTEREST EXPENSE                                     1,970,000          2,388,000          1,346,000
                                                ---------------    ---------------    ---------------
INCOME (LOSS) BEFORE INCOME TAXES                   (8,204,000)       (40,256,000)        15,676,000

INCOME TAXES (BENEFIT)                                  --             (6,440,000)         5,162,000
                                                ---------------    ---------------    ---------------
NET INCOME (LOSS)                                $  (8,204,000)    $  (33,816,000)    $   10,514,000
                                                ===============    ===============    ===============


NET INCOME (LOSS) PER SHARE                      $       (0.71)    $        (3.01)     $        0.95
                                                ===============    ===============    ===============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                        11,558,000        11,243,000         11,094,000
                                                ===============    ===============    ===============



       The accompanying notes are an integral part of these statements.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF
                             STOCKHOLDERS' EQUITY



                                      COMMON STOCK            ADDITIONAL         RETAINED
                                -------------------------       PAID-IN          EARNINGS
                                   SHARES        AMOUNT         CAPITAL         (DEFICIT)
                                -----------    ----------    -------------    ----------------
BALANCE, JANUARY 31, 1993        10,474,478    $  105,000    $  10,443,000    $   18,076,000

Exercise of stock options           731,270         7,000        4,586,000           --
Tax benefit of options exercised     --            --            1,822,000           --
Net income                           --            --              --             10,514,000
                                -----------    ----------    -------------    ----------------
BALANCE, JANUARY 31, 1994        11,205,748       112,000       16,851,000        28,590,000

Exercise of stock options            44,000        --              168,000           --
Net loss                             --            --              --            (33,816,000)
                                -----------    ----------    -------------    ----------------
BALANCE, JANUARY 31, 1995        11,249,748       112,000       17,019,000        (5,226,000)

Exercise of stock options           142,500         2,000          490,000           --
Issuance of shares in settlement of
  securities litigation             430,394         4,000        1,996,000           --
Net loss                             --            --              --             (8,204,000)

BALANCE, JANUARY 31, 1996        11,822,642    $  118,000    $  19,505,000    $  (13,430,000)
                                ===========    ==========    =============    ================


       The accompanying notes are an integral part of these statements.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                YEAR ENDED JANUARY, 31
                                                                  ------------------------------------------------
                                                                      1996              1995             1994
                                                                  --------------   ---------------   --------------
OPERATING ACTIVITIES:
     Net income (loss)                                            $  (8,204,000)   $  (33,816,000)   $  10,514,000
     Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
       Realignment, restructuring and product line adjustments
         costs                                                        5,675,000        23,800,000         --
       Cash used in restructuring                                    (1,425,000)       (4,514,000)        --
       Depreciation                                                   1,477,000         1,406,000          937,000
       Provision for doubtful accounts and reserve for returns        1,092,000         5,522,000          207,000
       Amortization of intangible assets                                919,000           968,000          969,000
       Settlement of lawsuit                                          2,000,000          --               --
       Deferred taxes                                                  --               1,168,000         (541,000)
     Changes in operating assets and liabilities:
       Accounts receivable                                           (2,073,000)        7,967,000      (10,460,000)
       Inventories                                                     (498,000)        2,209,000       (5,146,000)
       Prepaid expenses and contracts                                   943,000         1,594,000       (6,224,000)
       Other assets                                                    (179,000)          (97,000)         (86,000)
       Accounts payable                                              (2,339,000)        1,883,000       (4,070,000)
       Accrued liabilities                                             (435,000)       (1,002,000)         806,000
       Income tax receivable                                          7,660,000        (8,089,000)         387,000
                                                                  --------------   ---------------   --------------
                 Net cash provided by (used in)
                   operating activities                               4,605,000        (1,001,000)     (12,707,000)
                                                                  --------------   ---------------   --------------
INVESTING ACTIVITIES:
     Business acquisitions                                             --                --               (803,000)
     Purchases of fixed assets                                         (152,000)         (367,000)      (2,421,000)
     Proceeds from sales of fixed assets                                                 --                 32,000
                                                                  --------------   ---------------   --------------
                 Net cash used in investing activities                 (152,000)         (367,000)      (3,192,000)
                                                                  --------------   ---------------   --------------

       The accompanying notes are an integral part of these statements.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)


                                                                YEAR ENDED JANUARY, 31
                                                  ------------------------------------------------
                                                      1996              1995             1994
                                                  -------------   ---------------   --------------
FINANCING ACTIVITIES:
   Net borrowings (repayments) of bank
     indebtedness                                   (4,212,000)       (1,934,000)      12,030,000
   Proceeds from the exercise of stock options         492,000           168,000        4,593,000
   Payments of capital lease obligations              (312,000)         (372,000)        (289,000)
   Deferred financing costs                           (380,000)         (116,000)        (106,000)
                                                  -------------   ---------------   --------------
          Net cash provided by (used in)
            financing activities                    (4,412,000)       (2,254,000)      16,228,000
                                                  -------------   ---------------   --------------
NET INCREASE (DECREASE) IN CASH                         41,000        (3,622,000)         329,000

CASH, BEGINNING OF YEAR                                101,000         3,723,000        3,394,000
                                                  -------------   ---------------   --------------
CASH, END OF YEAR                                 $    142,000      $    101,000    $   3,723,000
                                                  =============   ===============   ==============
SUPPLEMENTARY DISCLOSURE OF
  CASH FLOW INFORMATION:

  Cash paid for interest                          $  2,218,000      $  2,369,000    $   1,303,000
                                                  =============   ===============   ==============
  Cash (received) paid for income taxes           $ (7,660,000)     $    481,000    $   5,168,000
                                                  =============   ===============   ==============
  Capital leases                                  $      --         $    354,000    $      91,000
                                                  =============   ===============   ==============

       The accompanying notes are an integral part of these statements.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS DESCRIPTION AND SUMMARY OF ACCOUNTING POLICIES:

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

Financial Instruments

The carrying value of the Company's outstanding bank indebtedness is considered to approximate fair value on January 31, 1996. The fair value of the Company's $10,500,000 convertible subordinated debentures is estimated at $7,500,000 based on estimated borrowing rates currently available to the Company for similar debentures and through discussions with certain debenture holders.

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

New Accounting Pronouncements

The Financial Accounting Standards Board issued two Standards that the Company is required to adapt effective for fiscal 1997. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Implementation of this Standard is not expected to have a material impact on the Company's financial position or results of operations.

SFAS No.123 establishes financial accounting and reporting standards for stock-based compensation plans. In fiscal 1997, if the Company opts not to apply the accounting provisions of the Standard, it will be required to disclose the effect on net income and earnings per share had adoption occurred. The Company does not anticipate adopting the accounting provisions of this Standard.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.


2.  REALIGNMENT, RESTRUCTURING AND PRODUCT LINE ADJUSTMENT
    COSTS

In fiscal 1996, the Company recorded pre-tax charges of $5,675,000 for the costs associated with a strategic realignment program designed to reduce costs, improve operating efficiencies and to concentrate the Company's efforts on its core product lines. This realignment included the discontinuance of the Hockey Draft card products, the write-down of certain license agreements, elimination of small lot inventories and employee termination costs. In addition, the charge also includes a $500,000 litigation reserve. (See Note 11)

In fiscal 1995, the Company recorded pre-tax charges of $23,800,000 for the costs associated with a major restructuring of the business, including relocation of its Classic Games subsidiary, discontinuance of several product lines, acceleration of inventory dispositions of those product lines through alternate distribution channels and personnel reductions. The costs associated with these actions are summarized, as follows:

                                        Year Ended January 31
                                      -------------------------
                                          1996          1995
                                      ------------ ------------
Relocation of subsidiary              $   265,000  $ 7,100,000
Severance costs                           160,000    1,700,000
Inventory write downs and reserves      1,300,000   13,200,000
Contracts and other reserves            3,450,000    1,800,000
Litigation                                500,000       --
                                      -----------  -----------

                                      $ 5,675,000  $23,800,000
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

5.   INVENTORIES

                                          January 31
                                 ---------------------------
                                     1996           1995
                                 ------------   ------------
   Raw materials                 $  1,940,000   $  1,304,000
   Work-in-process                  1,616,000        720,000
   Finished goods                  17,516,000     24,917,000
   Valuation reserve               (4,623,000)   ( 9,690,000)
                                 ------------   ------------

                                 $ 16,449,000   $ 17,251,000
                                 ============   ============

6.  FIXED ASSETS

                                          January 31
                                 ---------------------------
                                     1996           1995
                                 ------------   ------------
Computer equipment and
  software                       $  3,069,000   $  3,044,000
Equipment                             965,000      1,007,000
Furniture and fixtures                833,000        833,000
Automobiles                            78,000         78,000
Leasehold improvements              1,134,000      1,115,000
                                 ------------   ------------
                                 $  6,079,000   $  6,077,000
Less accumulated depreciation
 and amortization                 ( 4,463,000)   ( 3,085,000)
                                 ------------   ------------

                                 $  1,616,000   $  2,992,000
                                 ============   ============

Computer equipment and software includes amounts under capital leases of $1,367,000 and $1,457,000 in 1996 and 1995 respectively. Accumulated amortization of leased property is approximately $1,032,000 and $845,000 at January 31, 1996 and 1995, respectively.


7.  INTANGIBLE AND OTHER ASSETS

                                          January 31
                                 ---------------------------
                                     1996           1995
                                 ------------   ------------
License agreements and other     $  2,342,000   $  2,477,000
Deferred financing costs            1,568,000      1,406,000
Goodwill                              595,000        595,000
                                 ------------   ------------
                                    4,505,000      4,478,000
Less accumulated amortization     ( 2,959,000)   ( 2,324,000)
                                 ------------   ------------
Net intangible assets               1,546,000      2,154,000
Other assets                          498,000        250,000
                                 ------------   ------------

                                 $  2,044,000   $  2,404,000
                                 ============   ============

8.  BANK INDEBTEDNESS AND LONG-TERM DEBT

                                          January 31
                                 ---------------------------
                                     1996           1995
                                 ------------   ------------
    Subordinated debentures      $ 10,500,000   $ 10,500,000
    Capital lease obligations         219,000        530,000
    Revolving credit                9,884,000        --
                                 ------------   ------------
                                   20,603,000     11,030,000
    Current portion of
    capital leases                   (201,000)     ( 293,000)
                                 ------------   ------------

                                 $ 20,402,000   $ 10,737,000
                                 ============   ============

In July 1995, the Company obtained a new, three-year revolving credit facility with Congress Financial Corporation. This facility replaced the previous financial arrangement with Mellon Bank, N.A. Borrowings under the new facility are available up to $12,000,000, subject to availability, based on eligible accounts receivable and inventories, as defined. Interest is charged at prime plus 2%. The facility is secured by essentially all of the Company's assets and subject to financial and non-financial covenants. The available credit, based on collateral at January 31,1996, was $12,000,000, of which $9,884,000 was outstanding and included in long-term debt.

On October 7, 1994, the previous financing agreement was amended to extend its term until April 30, 1995. The facility was changed from a $19,000,000 revolving credit to a $10,500,000 amortizing term loan and a $10,000,000 revolving credit. The revolving credit was subject to available collateral and the term loan was to be fully amortized by April 30, 1995. On December 30, 1994, the agreement was amended to modify certain financial covenants. The agreement was extended again, until November 30, 1995. The extension of the credit was agreed upon to allow the Company sufficient time to find alternative financing.

The outstanding revolving credit at January 31, 1995 was $8,596,000. The outstanding balance on the amortizing term loan was $5,500,000 at January 31, 1995 which was repaid, in full, in February, 1995. The weighted average interest rate on the bank debt was 11.5%, 8.31%, and 5.7% in fiscal 1996, 1995 and 1994, respectively. Year-end interest rates were 10.5%, 10.0% - 10.5% (1995) and
5.5% - 6.25% (1994); maximum outstanding bank debt during the years 1996, 1995 and 1994 was $14,096,000, $18,380,000 and $16,030,000; average outstandings were
$8,544,000, $15,580,000 and $7,522,000. Outstanding bank debt at January 31,
1995 was all classified as current since replacement financing had not been obtained.

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

9.  INCOME TAXES

Income tax provision (benefit) consists of the following:

                                             Year Ended January 31
                                   ---------------------------------------
                                       1996           1995         1994
                                   -----------   ------------   ----------
Current:
  Federal                         $     --         (7,624,000)   3,501,000
  State                                 --           (550,000)     380,000
                                   -----------   -------------  -----------
                                        --        (8,174,000)    3,881,000
                                   -----------   -------------  -----------

Deferred:
  Federal                          (2,700,000)    (4,523,000)     (300,000)
  State                                 --          (265,000)     (241,000)
                                   -----------   ------------   -----------
                                   (2,700,000)    (4,788,000)     (541,000)
                                   -----------   ------------   -----------

Tax benefit charged to equity           --             --        1,822,000
                                   -----------   ------------   -----------
Increase in valuation allowance   $(2,700,000)    (6,522,000)        --
                                   -----------   ------------   -----------

                                  $     --       $(6,440,000)   $5,162,000
                                  ============   ============   ===========

During fiscal 1994, certain optionee and warrant holders sold shares of the Company's common stock which they had acquired during the year. This early disposition resulted in a compensation deduction for income tax purposes that was credited directly to additional paid-in capital.

A reconciliation of the effective income tax rate with the statutory Federal income tax rate is as follows:

                                              Year Ended January 31
                                 ---------------------------------------------
                                     1996             1995            1994
                                 -----------     --------------   ------------
     Statutory rate                   (34)%            (34)%           34%

     State income taxes, net
       of Federal benefit             --               ( 1)%            2%
     Charitable contributions         --                 --           (3)%
     Other                               1%              2 %          --

     Increase in valuation allowance    33%              17%          --
                                      -------          -------       -------
                                      --  %            (16)%           33%
                                      =======          =======       =======

The major components of the net deferred tax asset are as follows:

                                                January 31
                                       ------------  -------------
                                             1996          1995
                                       ------------  -------------
Inventory valuation                    $ 2,014,000   $  3,295,000
Contract reserves                        1,173,000         --
Accounts receivable reserve                654,000        768,000
Other reserves and accrued expenses        581,000        742,000
Net operating loss carry forwards        4,800,000      1,717,000
                                       ------------  -------------
                                         9,222,000      6,522,000
Valuation allowance                     (9,222,000)   ( 6,522,000)
                                       ------------  -------------
                                       $     --      $     --
                                       ============  =============

Management has established a full valuation allowance for the net deferred asset due to the uncertainty of its realization. At January 31, 1996, the Company has approximately $14,000,000 of Federal net operating loss carry forwards that begin to expire in 2010.

10.  STOCKHOLDERS' EQUITY

Stock Option Plans

The Company maintains four stock option plans that permit the grant of options to purchase shares of common stock. Under the plans, Incentive Stock Options may be granted to key employees, including officers and directors who are also employees, and Non-Qualified Options may be granted to key employees, officers, directors, advisors and consultants. The maximum term of any option under the plans is ten years and the option price per share may not be less than 100% of the fair market value of the Company's common stock on the date the option is granted (110% in the case of incentive stock options granted to persons owning more than 10% of the voting stock of the Company and 120% in the case of certain non-qualified stock options granted under the Director's Plan).

Aggregate option activity is as follows:

                                   Number      Price
                                   of shares   Range
                                   ---------   -----

Outstanding, January 31, 1993      1,530,740   $ .67-17.00
     Granted                         857,000    8.13-16.65
     Exercised                    (  731,270)   1.09-13.13
     Canceled                     (   33,000)      9.13
                                   ---------   -----------
Outstanding, January 31, 1994      1,623,200     .67-17.00
     Granted                         340,000    2.50- 2.75
     Exercised                    (   44,000)    .67- 9.13
     Canceled                     (  307,800)   8.13-17.00
                                   ---------   -----------
Outstanding, January 31, 1995      1,611,400     .67-17.00
     Granted                         905,750    3.875-7.20
     Exercised                    (  142,500)   2.75- 4.25
     Canceled                     (  329,710)   8.38-17.00
                                   ---------   -----------
Outstanding, January 31, 1996      2,044,940     .67-17.00
                                   =========   ===========


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

The Company is often required to make initial cash payments on personal service contracts. As of January 31, 1996 and 1995, the Company has prepaid $1,674,000 and $5,756,000, respectively, under these contracts.

Lease Agreements

The Company leases office and warehouse space under leases accounted for as operating leases. At January 31, 1996, future minimum annual rentals for leases with remaining lease terms in excess of one year are as follows:

     Year ending January 31,

     1997        $1,070,000
     1998           497,000
     1999           358,000
     2000            75,000

Rent expense for the years ended January 31, 1996, 1995 and 1994 were $701,000, $1,008,000 and $1,174,000, respectively. Subleasing income of $270,000, $194,000, $132,000 and $27,000 is to be received in fiscal 1997, 1998, 1999 and
2000, respectively.

Litigation

On February 14, 1995, Upper Deck Authenticated, Ltd. ("UDA") filed suit against the Company and three unaffiliated entities in the United States District Court for the Southern District of California alleging, inter alia, that the Company had engaged in unfair competition and violated UDA's right to use the indicia of certain athletes on sports memorabilia and collectibles. The Company has responded to UDA's suit by denying all wrongdoing and filing its own claims against UDA, Upper Deck Company and their President, charging them with unfair competition, defamation and tortious interference with current and prospective contractual relations. Discovery in this matter is ongoing and the Company has provided a $500,000 reserve for estimated legal fees related to this suit, as management plans to vigorously defend these actions. The Company does not expect the outcome of these actions to have a material adverse effect on its financial position or results of operations.

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

13.  SIGNIFICANT CUSTOMER AND SUPPLIER CONCENTRATIONS

During the year January 31, 1996, sales to national and regional cable television networks accounted for approximately 22% of the Company's net sales. Sales to one of these television shopping networks during fiscals 1996, 1995, and 1994 were approximately $12,872,000, $11,289,000 and $17,522,000,
respectively.   The Company has no written agreement with this customer.  The loss of this customer, or cable television as a sales outlet for the Company's products, could have a material adverse impact on the Company's results of operations.

  At January 31, 1996, the Company had accounts receivable totaling $4,378,000, or 27% of gross receivables due from another major customer who is in the retail business. Sales to that customer in fiscal 1996 were $7,097,000. In addition, during fiscal 1994, the Company had sales directly and indirectly to another customer of $9,567,000.

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


15.  UNAUDITED QUARTERLY DATA - (IN THOUSANDS, EXCEPT PER SHARE DATA)

The following is a summary of unaudited quarterly data for the 1996 and 1995 fiscal years:


1996                             First    Second    Third     Fourth
                                 Quarter  Quarter   Quarter   Quarter
                                 -------  --------  -------  ---------
Net sales                        $15,562  $16,499   $23,947  $ 18,945
Gross profit                       6,853    7,881     9,533     5,475
Income (loss) from operations        990   (1,080)    2,277   ( 8,421)
Net income (loss)                    526   (1,538)    1,768   ( 8,960)
Net income (loss) per share         0.05    (0.14)     0.16     (0.76)


1995                             First      Second    Third     Fourth
                                 Quarter    Quarter   Quarter   Quarter
                                 -------    -------   -------   -------
Net sales                        $11,232   $ 24,411   $ 18,019   $ 19,137
Gross profit                       2,149      6,173        917      5,675
Income (loss) from operations     (9,909)   (12,046)   (11,282)  (  4,631)
Net income (loss)                 (6,785)   ( 8,206)   (13,830)  (  4,995)
Net income (loss) per share        (0.62)     (0.72)     (1.23)     (0.44)


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

                                                             ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
     March 22, 1996

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Stockholders and Directors
The Score Board, Inc.

The audits referred to in our report dated April 12, 1995 relating to the consolidated financial statements of The Score Board, Inc., which is contained in Item 8 of this Form 10-K, included in the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly in all material respects, the information set forth therein.

BDO SEIDMAN

Philadelphia, Pennsylvania
April 12, 1995

                             THE SCORE BOARD, INC.
                             ---------------------
                         FINANCIAL STATEMENT SCHEDULES
                         -----------------------------
                   YEARS ENDED JANUARY 31, 1996, 1995, 1994
                   ----------------------------------------



                                     INDEX



   II.   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



All other financial statement schedules are omitted because the conditions requiring their filing do not exist or because the required information is disclosed in the financial statements filed, including the notes thereof.





                                      F21

                             THE SCORE BOARD, INC.
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  SCHEDULE II



                          Balance at  Additions     Deduction       Balance at
                          Beginning   Charged to    from            End of
Description               of Period   Expense       Reserves(a)     Period
- ------------------------  ----------  ------------  --------------  -------------

RESERVE DEDUCTED
IN THE BALANCE
SHEET FROM THE
ASSET TO WHICH IT
APPLIES:

Allowance for doubtful
accounts and returns:

Year ended 1/31/96        $2,258,000  $1,092,000   $(1,425,000)    $1,925,000

Year ended 1/31/95        $1,203,000  $5,522,000   $(4,467,000)    $2,258,000

Year ended 1/31/94        $  332,000  $1,092,000   $  (221,000)    $1,203,000(b)


Inventory valuation
allowance:

Year ended 1/31/96        $9,690,000  $  (824,000) $(4,244,000)    $4,622,000

Year ended 1/31/95        $1,219,000  $13,939,000  $(5,468,000)    $9,690,000

Year ended 1/31/94        $  925,000  $   294,000       $    0     $1,219,000

(a)  Uncollectible accounts charged against the reserve, net of recoveries.

(b) Balance at year-end January 31, 1994 includes $885,000 for returns and allowances which had been reported as a direct reduction of accounts receivable.




                                      F22

                                    SIGNATURES
                                    ----------


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 1996.

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

Signatures                          Title             Date
- ----------                          -----             ----


/s/Kenneth Goldin             Chairman, President,      May 15, 1996
- -------------------------     Principal Executive
Kenneth Goldin                Officer and Director