Form 10-Q
period 1996-04-30
SCORE BOARD INC
filed 1996-06-14
CIK 813013

                                   Form 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


        (Mark One)

       [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended          April 30, 1996
                                      ------------------------------

                                      OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                      to
                                      ------------------      ------------------
       Commission File No                      0-16913
                          ------------------------------------------------------

                             THE SCORE BOARD, INC.
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        New Jersey                                         22-2766077
- -------------------------------                     ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

             1951 Old Cuthbert Road, Cherry Hill, New Jersey 08034
       ----------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (609) 354-9000
       ----------------------------------------------------------------
             (Registrant's telephone number, including area code)

       ----------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

        The number of shares outstanding on April 30, 1996 is 11,839,148

        Total No. of Pages: 11
        Exhibit Index: Page 10

                             THE SCORE BOARD, INC.

                                     INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
           April 30, 1996 (Unaudited) and
           January 31, 1996                           3


          Consolidated Statements of Operations
           For the Three Months Ended
           April 30, 1996 and 1995 (Unaudited)        4

          Consolidated Statements of Cash Flow
           For the Three Months Ended April 30,
           1996 and 1995 (Unaudited)                  5

          Notes to Consolidated Financial
           Statements (Unaudited)                   6-7

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.                              8-9


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                         10

Item 6.   Exhibits and Reports on Form 8-K          10

          Signature Page                            11

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                           April 30,         January 31,
                                                        ----------------   ----------------
                                                              1996               1996
                                                        ----------------   ----------------
                                                          (UNAUDITED)
                                                        ----------------
     CURRENT ASSETS:
    Cash                                                       $120,000           $142,000
    Accounts receivable, net of reserve for returns and
      doubtful accounts of $1,700,000 and $1,925,000         10,965,000         14,895,000
    Inventories                                              14,906,000         16,449,000
    Prepaid expenses and other                                2,113,000          2,784,000
    Prepaid contracts                                         2,329,000          1,674,000
    Income taxes receivable                                     514,000            514,000
                                                        ----------------   ----------------

       Total Current Assets                                  30,947,000         36,458,000

     FIXED ASSETS, net                                        1,446,000          1,616,000
     INTANGIBLE AND OTHER ASSETS, net                         2,102,000          2,044,000
                                                        ----------------   ----------------

                                                            $34,495,000        $40,118,000
                                                         ===============    ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
    Accounts payable                                         $7,467,000         $9,122,000
    Accrued liabilities                                       4,075,000          4,401,000
                                                        ----------------   ----------------

       Total Current Liabilities                             11,542,000         13,523,000
                                                        ----------------   ----------------

     LONG-TERM DEBT                                          18,769,000         20,402,000
                                                        ----------------   ----------------

     COMMITMENTS AND CONTINGENCIES                             --                 --

     STOCKHOLDERS' EQUITY:

    Preferred stock - $.01 par value, authorized
       10,000,000 shares; none issued
    Common stock - $.01 par value, authorized 30,000,000
       shares;  issued 11,839,148 at April 30,
       1996 and 11,822,642 at January 31, 1996                  119,000            118,000
    Additional paid-in capital                               19,557,000         19,505,000
    Accumulated deficit                                     (15,492,000)       (13,430,000)
                                                        ----------------   ----------------

       Total Stockholders' Equity                             4,184,000          6,193,000
                                                        ----------------   ----------------


                                                            $34,495,000        $40,118,000
                                                         ===============    ===============

       The accompanying notes are an integral part of these statements.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                  -----------------------------------
                                                   April 30, 1996     April 30, 1995
                                                  ----------------   ----------------


NET SALES                                             $14,167,000        $15,562,000

COST OF GOODS SOLD                                     10,612,000          8,709,000
                                                  ----------------   ----------------

GROSS PROFIT                                            3,555,000          6,853,000

SELLING , GENERAL AND
  ADMINISTRATIVE EXPENSES                               5,098,000          5,863,000
                                                  ----------------   ----------------

INCOME (LOSS) FROM OPERATIONS                          (1,543,000)           990,000

INTEREST EXPENSE                                          519,000            464,000
                                                  ----------------   ----------------

INCOME (LOSS) BEFORE INCOME TAXES                      (2,062,000)           526,000

INCOME TAXES (BENEFIT)                                   --                 --
                                                  ----------------   ----------------

NET INCOME (LOSS)                                     ($2,062,000)          $526,000
                                                   ===============    ===============

NET INCOME (LOSS) PER SHARE                                ($0.17)             $0.05
                                                   ===============    ===============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                           11,826,000         11,250,000
                                                   ===============    ===============

       The accompanying notes are an integral part of these statements.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                              ----------------------------------
                                                               April 30, 1996    April 30, 1995
                                                              ----------------   ---------------
      OPERATING ACTIVITIES:
        Net Income (loss)                                         ($2,062,000)         $526,000
        Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating activities :
         Cash used in restructuring                                   259,000          (927,000)
         Depreciation                                                 382,000            369,000
         Provision for doubtful accounts and reserve for returns     (350,000)           12,000
         Amortization of intangible assets                            248,000           211,000
      Changes in operating assets and liabilities:
          Accounts receivable                                       4,280,000         1,555,000
          Inventories                                               1,543,000         2,451,000
          Prepaid expenses and contracts                               16,000         1,108,000
          Other assets                                               (306,000)         --
          Accounts payable                                         (1,655,000)       (5,540,000)
          Accrued liabilities                                        (555,000)         (920,000)
          Income tax receivable                                      --               7,666,000
                                                              ----------------   ---------------

           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      1,800,000         6,511,000

      INVESTING ACTIVITIES:
        Purchases of fixed assets                                    (212,000)          (22,000)
                                                              ----------------   ---------------


           NET CASH (USED) IN INVESTING ACTIVITIES                   (212,000)          (22,000)

      FINANCING ACTIVITIES :
         Net borrowings (repayments) of bank indebtedness          (1,616,000)       (6,387,000)
         Proceeds from the exercise of stock options                   53,000          --
         Payments of capitalized lease obligations                    (47,000)          (55,000)
                                                              ----------------   ---------------

              NET CASH PROVIDED (USED IN)  FINANCING ACTIVITIES    (1,610,000)       (6,442,000)
                                                              ----------------   ---------------

      NET INCREASE (DECREASE) IN CASH                                 (22,000)           47,000

      CASH, Beginning of period                                       142,000           101,000
                                                              ----------------   ---------------

      CASH, End of period                                            $120,000          $148,000
                                                               ===============    ==============

      SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION :

           Cash paid for interest                                    $605,000          $745,000
                                                               ===============    ==============

           Cash received for taxes                                   --              $7,666,000
                                                               ===============    ==============

       The accompanying notes are an integral part of these statements.

                     THE SCORE BOARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PREPARATION

The financial information furnished herein includes, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of financial position as of April 30, 1996 and the results of operations and cash flow for the three months ended April 30, 1996 and 1995.


2.  NET INCOME (LOSS) PER SHARE

Primary income per share is based on the weighted average number of Common Stock and Common Stock equivalents outstanding during the respective periods. Fully-diluted income per share is computed assuming the convertible debentures were converted as of the beginning of the period, and the exercise of stock options. Common Stock equivalents are not considered in the calculation of net loss per share since they would be antidilutive.


3.  BANK INDEBTEDNESS

In July 1995, the Company obtained a three-year revolving credit facility with Congress Financial Corporation. Borrowings under the facility are available up to $12,000,000, subject to availability, based on eligible accounts receivable and inventories, as defined. Interest is charged at prime plus 2%. The facility is secured by essentially all of the Company's assets and subject to financial and non-financial covenants. The available credit, based on collateral at April 30, 1996, was $9,258,000, of which $8,269,000 was outstanding and included in long-term debt.

4.  LITIGATION

On February 14, 1995, Upper Deck Authenticated, Ltd. ("UDA") filed suit against the Company and three unaffiliated entities in the United States District Court for the Southern District of California alleging, inter alia, that the Company had engaged in unfair competition and violated UDA's right to use the indicia of certain athletes on sports memorabilia and collectibles. The Company has responded to UDA's suit by denying all wrongdoing and filing its own claims against UDA, Upper Deck Company and their President, charging them with unfair competition, defamation and tortious interference with current and prospective contractual relations. Discovery in this matter is ongoing and the Company provided a $500,000 reserve at January 31, 1996, for estimated legal fees related to this suit, as management plans to vigorously defend these actions. The Company does not expect the outcome of these actions to have a material adverse effect on its financial position or results of operation.

5.  SUBSEQUENT EVENT

On May 28,1996, one of the holders of the Company's convertible subordinated debentures exchanged $3,500,000 and $3,000,000 in principal amount of the subordinated debentures, due September 1, 2002 and February 1, 2003, respectively, for 912,000 shares of the Company's Common Stock. The early retirement of the debentures will result in a one-time extraordinary pre-tax gain of approximately $800,000, or $0.06 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -------------------------------------------------------------------
    AND RESULTS OF OPERATIONS.
    --------------------------

RESULTS OF OPERATIONS
- ---------------------

Quarter Ended April 30,1996 Compared to Quarter Ended April 30,1995.
- --------------------------------------------------------------------

Following is a comparison of sales by major product category:


                               THREE MONTHS ENDED
                         ------------------------------
                         April 30, 1996  April 30, 1995
                         --------------  --------------
Classic Trading Cards       $ 2,767,000     $ 5,501,000
Memorabilia                   7,747,000       5,571,000
Phone Cards                   2,728,000       3,533,000
Other                           925,000         957,000
                            -----------     -----------
                            $14,167,000     $15,562,000
                            ===========     ===========

The decrease in net sales was primarily due to the reduced sales of Classic trading card products and, to a lesser extent, reductions in sales of phone card products. The decrease in trading card sales reflects the continuing softness in the trading card market. The decrease in phone card sales primarily relates to reduced selling prices in response to market conditions and the Company's decision to move the release date of a phone card issue which shipped in the prior year's first quarter to the second quarter of the current year. These decreases were partially offset by an increase in sales of memorabilia products. The increase in memorabilia sales was primarily due to sales to a large retailer, which did not occur in the prior fiscal quarter, and increased sales to cable television outlets.

The decrease in gross margins was primarily due to decreased sales of trading card products, which traditionally sell at higher margins. In addition, gross margins were negatively impacted by the implementation of a new method of amortizing player contracts($250,000)and the accelerated disposition of inventory.

The Company experienced a decrease in selling expenses ($1,962,000 in 1996 as compared to $2,728,000 in 1995), while general and administrative expenses remained relatively constant ($3,136,000 in 1996 as compared to $3,135,000 in 1995). The decrease in selling expenses was primarily due to decreases in variable selling expenses resulting from the reduction in sales. This decrease was partially offset by an increase in licensing fees associated with the implementation of a new method of accounting for license agreements ($200,000). General and administrative expenses, such as payroll and general operating expenses, decreased as a result of the Company's restructuring; however, these decreases were offset by the settlement of a lawsuit($350,000).

LIQUIDITY AND CAPITAL RESOURCES

Accounts receivable decreased due to decreased levels of sales during the quarter ended April 30, 1996 as compared to the fourth quarter of fiscal 1996. Inventories declined due to management's concentrated effort to generate cash. Accounts payable decreased due to decreased purchases during the first quarter of fiscal 1997 as compared to the fourth quarter of fiscal 1996. The Company generated $1,800,000 in cash flow from operations primarily due to the above changes.

On July 31, 1995, the Company obtained a three year revolving credit facility from Congress Financial Corporation. Borrowings under the facility are available up to $12,000,000 subject to availability, as defined, based on eligible inventory and accounts receivable, as defined. Interest is charged at prime rate plus 2%. The facility is secured by essentially all of the Company's assets. At June 12, 1996, the outstanding balance was $9,378,000, which was the maximum credit available.

Based on the Company's present plans and strategic initiatives put in place over the last two years, the Company believes that it will have sufficient liquidity and capital resources, including borrowings under its credit facility, to fund future operations.

At April 30, 1996, the Company has Federal net operating loss carry-forwards of approximately $15,500,000 for which no benefit has been reflected in the consolidated financial statements. These carry-forwards, in addition to other fully reserved deferred tax assets, may offset future taxable income.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
- --------------------------

On February 14, 1995, Upper Deck Authenticated, Ltd. ("UDA") filed suit against the Company and three unaffiliated entities in the United States District Court for the Southern District of California alleging, inter alia, that the Company has engaged in unfair competition and violated UDA's right to use the indicia of certain athletes on sports memorabilia and collectibles. The Company has responded to UDA's suit by denying all wrongdoing and filing its own claims against UDA, Upper Deck Company and Richard McWilliam, charging them with an attempt to monopolize the sports memorabilia industry, unfair competition, defamation, tortious interference with current and prospective contractual relations and abuse of process. Discovery in this matter is ongoing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
- -----------------------------------------

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



                                   THE SCORE BOARD, INC.


Date: June 14,1996                      By: /s/ Ken Goldin
                                            ----------------------------
                                            Ken Goldin, Chairman and
                                            President



Date: June 14,1996                      By:/s/ Michael D. Hoppman
                                               ----------------------------
                                               Michael D. Hoppman
                                               Sr. Vice President, Finance