Form 10-Q
period 1996-07-31
SCORE BOARD INC
filed 1996-09-16
CIK 813013

                                   Form 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


      (Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 1996
                              ----------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                            to
                              ---------------------------------------------
Commission File No                       0-16913
                  ---------------------------------------------------------

                             THE SCORE BOARD, INC.
- ---------------------------------------------------------------------------
                      (Exact name of registrant as specified in its charter)

        New Jersey                                    22-2766077
- ---------------------------------                  ---------------------
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
      Yes  X      No
         -----      ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares outstanding on July 31, 1996 is 12,766,648

Total No. of Pages: 11
Exhibit Index: Page 10

                             THE SCORE BOARD, INC.
                                     INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
           July 31, 1996 (Unaudited) and
           January 31, 1996                        3


          Consolidated Statements of Operations
           For the Three and Six Months Ended
           July 31, 1996 and 1995 (Unaudited)      4

          Consolidated Statements of Cash Flows
           For the Six Months Ended
           July 31, 1996 and 1995 (Unaudited)      5

          Notes to Consolidated Financial
           Statements (Unaudited)                  6-7

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                              8-9


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                       10

Item 6.    Exhibits and Reports on Form 8-K        10

           Signature Page                          11


                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                   July 31,        January 31,
                                                                ---------------   ---------------
                                                                     1996              1996
                                                                ---------------   ---------------
                                                                  (UNAUDITED)
                                                                ---------------
CURRENT ASSETS:
    Cash                                                         $      86,000     $     142,000
    Accounts receivable, net of reserve for returns and
      doubtful accounts of $2,500,000 and $1,925,000                 8,758,000        14,895,000
    Inventories                                                     12,171,000        16,449,000
    Prepaid expenses and other                                         911,000         2,784,000
    Prepaid contracts                                                  458,000         1,674,000
    Income taxes receivable                                            514,000           514,000
                                                                ---------------   ---------------

       Total Current Assets                                         22,898,000        36,458,000

FIXED ASSETS, net                                                    1,405,000         1,616,000
INTANGIBLE AND OTHER ASSETS, net                                     1,517,000         2,044,000
                                                                ---------------   ---------------

                                                                 $  25,820,000     $  40,118,000
                                                                ===============   ===============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                             $  11,311,000     $   9,122,000
    Accrued liabilities                                              4,354,000         4,401,000
                                                                ---------------   ---------------

       Total Current Liabilities                                    15,665,000        13,523,000
                                                                ---------------   ---------------

LONG-TERM DEBT                                                      11,684,000        20,402,000
                                                                ---------------   ---------------

COMMITMENTS AND CONTINGENCIES                                               --                --

STOCKHOLDERS' EQUITY:

    Preferred stock - $.01 par value, authorized
       10,000,000 shares; none issued
    Common stock - $.01 par value, authorized 30,000,000
       shares;  issued 12,766,648 at July 31, 1996
       and 11,822,642 at January 31, 1996                              128,000           118,000
    Additional paid-in capital                                      24,845,000        19,505,000
    Accumulated deficit                                            (26,502,000)      (13,430,000)
                                                                ---------------   ---------------

       Total Stockholders' Equity                                   (1,529,000)        6,193,000
                                                                ---------------   ---------------

                                                                 $  25,820,000     $  40,118,000
                                                                ===============   ===============


       The accompanying notes are an integral part of these statements.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                            ----------------------------------  ----------------------------------
                                             July 31, 1996      July 31, 1995    July 31, 1996      July 31, 1995
                                            ----------------   ---------------  ----------------   ---------------
NET SALES                                   $      9,543,000   $    16,499,000  $     23,710,000   $    32,061,000

COST OF GOODS SOLD                                14,342,000         8,618,000        24,954,000        17,327,000
                                            ----------------   ---------------  ----------------   ---------------

GROSS PROFIT                                      (4,799,000)        7,881,000        (1,244,000)       14,734,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                          6,838,000         6,786,000        11,936,000        12,649,000

SECURITIES LITIGATION
  SETTLEMENT                                        --               2,175,000         --                2,175,000
                                            ----------------   ---------------  ----------------   ---------------

INCOME (LOSS) FROM OPERATIONS                    (11,637,000)       (1,080,000)      (13,180,000)          (90,000)

INTEREST  EXPENSE                                    327,000           458,000           846,000           922,000
                                            ----------------   ---------------  ----------------   ---------------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY GAIN                         (11,964,000)       (1,538,000)      (14,026,000)       (1,012,000)

INCOME TAXES (BENEFIT)                               --                 --               --                  --
                                            ----------------   ---------------  ----------------   ---------------

NET INCOME (LOSS) BEFORE
  EXTRAORDINARY GAIN                             (11,964,000)       (1,538,000)      (14,026,000)       (1,012,000)

EXTRAORDINARY GAIN RESULTING
  FROM EARLY EXTINGUISHMENT OF
  DEBT                                               954,000         --                  954,000          --
                                            ----------------   ---------------  ----------------   ---------------

NET INCOME (LOSS)                           $    (11,010,000)  $    (1,538,000) $    (13,072,000)  $    (1,012,000)
                                            ================   ===============  ================   ===============

NET INCOME (LOSS) PER SHARE BEFORE
  EXTRAORDINARY GAIN                        $          (0.94)  $         (0.14) $          (1.14)  $         (0.09)
                                            ================   ===============  ================   ===============


NET INCOME (LOSS) PER SHARE                 $          (0.86)  $         (0.14) $          (1.06)  $         (0.09)
                                            ================   ===============  ================   ===============


WEIGHTED AVERAGE SHARES
  OUTSTANDING                                     12,762,000        11,250,000        12,294,000        11,250,000
                                            ================   ===============  ================   ===============








        The accompanying notes are an integral part of these statements

                     THE SCORE BOARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                     ----------------------------------
                                                                      July 31, 1996      July 31, 1995
                                                                     ----------------   ---------------
OPERATING ACTIVITIES:
 Net loss                                                             $  (13,072,000)    $  (1,012,000)
 Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities :
 Cash used in restructuring                                                 (324,000)       (1,150,000)
 Depreciation                                                                748,000           705,000
 Provision for doubtful accounts and reserve for returns                     449,000           603,000
 Amortization of intangible assets                                           452,000           401,000
 Settlement of lawsuit                                                        -- --          2,000,000
 Gain on early extinguishment of debt                                       (954,000)               --
Changes in operating assets and liabilities:
 Accounts receivable                                                       5,688,000          (488,000)
 Inventories                                                               4,278,000           224,000
 Prepaid expenses and contracts                                            3,079,000         1,338,000
 Other assets                                                               (308,000)            5,000
 Accounts payable                                                          2,189,000        (3,131,000)
 Accrued liabilities                                                         453,000          (237,000)
 Income tax receivable                                                        -- --          7,660,000
                                                                     ----------------   ---------------

     Net cash provided by operating activities                             2,678,000         6,918,000

INVESTING ACTIVITIES:
  Purchases of fixed assets                                                 (537,000)          (31,000)
                                                                     ----------------   ---------------


     Net cash used in investing activities                                  (537,000)          (31,000)

FINANCING ACTIVITIES :
   Net borrowings (repayments) of bank indebtedness                       (2,218,000)       (6,225,000)
   Proceeds from the exercise of stock options                               115,000          --
   Payments for other assets                                                  -- --           (244,000)
   Payments of capital lease obligations                                     (94,000)         (184,000)
                                                                     ----------------   ---------------

        Net cash used in financing activities                             (2,197,000)       (6,653,000)
                                                                     ----------------   ---------------

NET INCREASE (DECREASE) IN CASH                                              (56,000)          234,000

CASH, BEGINNING OF PERIOD                                                    142,000           101,000
                                                                     ----------------   ---------------

CASH, END OF PERIOD                                                   $       86,000     $     335,000
                                                                     ================   ===============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION :

     Cash paid for interest                                           $      865,000     $   1,028,000
                                                                     ================   ===============

     Cash received for taxes                                                --           $   7,660,000
                                                                     ================   ===============

        The accompanying notes are an integral part of these statements.

                     THE SCORE BOARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PREPARATION

The financial information furnished herein includes, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of financial position as of July 31, 1996 and the results of operations and cash flow for the six months ended July 31, 1996 and 1995.


2. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of Common Stock and Common Stock equivalents outstanding during the respective periods. Common Stock equivalents are not considered in the calculation of net loss per share since they would be antidilutive.


3. BANK INDEBTEDNESS

In July 1995, the Company obtained a three-year revolving credit facility with Congress Financial Corporation (the "Bank"). Borrowings under the facility are available up to $12,000,000, subject to availability, based on eligible accounts receivable and inventories, as defined. Interest is charged at prime plus 2%. The facility is secured by essentially all of the Company's assets and subject to financial and non-financial covenants. The available credit, based on collateral at July 31, 1996, was $7,942,000, of which $7,684,000 was outstanding and included in long-term debt. During the second quarter of fiscal 1997, the Company failed to meet certain financial covenants under the credit facility. The Bank has agreed to modify these financial covenants.

4. LITIGATION

On February 14, 1995, Upper Deck Authenticated, Ltd. ("UDA") filed suit against the Company and three unaffiliated entities in the United States District Court for the Southern District of California alleging, inter alia, that the Company had engaged in unfair competition and violated UDA's right to use the indicia of certain athletes on sports memorabilia and collectibles. The Company has responded to UDA's suit by denying all wrongdoing and filing its own claims against UDA, Upper Deck Company and their President, charging them with unfair competition, defamation and tortious interference with current and prospective contractual relations. Discovery in this matter is ongoing and the Company provided a $500,000 reserve at January 31, 1996 for estimated legal fees related to this suit, as management plans to vigorously defend these actions.

The Company does not expect the outcome of these actions to have a material adverse effect on its financial position or results of operations. The

Company is involved in various other legal proceedings and claims incident to the conduct of its business which management believes will not have a significant adverse impact on the financial position or results of operations.


5. LONG TERM OBLIGATIONS

On May 28, 1996, one of the holders of the Company's convertible subordinated debentures exchanged $3,500,000 and $3,000,000 in principal amount of the subordinated debentures, due September 1, 2002 and February 1, 2003, respectively, for 912,000 shares of the Company's Common Stock. The early retirement of the debentures resulted in a one-time extraordinary pre-tax gain of approximately $954,000, or $0.075 per share.

Item 2. Management's Discussion and Analysis of Financial Condition
- -------------------------------------------------------------------
       and Results of Operations.
       --------------------------

Results of Operations
- ---------------------


Quarter Ended July 31, 1996 Compared to Quarter Ended July 31, 1995.
- --------------------------------------------------------------------

Following is a comparison of sales by major product category:



                                 THREE MONTHS ENDED
                            ----------------------------
                            July 31, 1996  July 31, 1995
                            -------------  -------------
Classic/(R)/ Trading Cards     $3,273,000    $ 8,813,000
Memorabilia                     2,625,000      4,385,000
Phone Cards                     2,920,000      1,480,000
Other                             725,000      1,821,000
                               ----------    -----------

                               $9,543,000    $16,499,000
                               ==========    ===========

The decrease in net sales was primarily due to reduced sales of Classic trading card products and, to a lesser extent, reduced sales of memorabilia products. Trading card sales were negatively impacted by returns and the Company's decision to reduce production quantities in response to the soft trading card market. The decrease in memorabilia sales was primarily due to a decrease in sales of entertainment memorabilia and sales to retailers which occurred in the first quarter of the current fiscal year as compared to the second quarter of fiscal 1996. The decrease in sales of trading cards and memorabilia was partially offset by an increase in sales of phone cards to a large retailer which did not occur in the second quarter of fiscal 1996.

The decrease in gross margins primarily resulted from the decrease in sales of trading card products (which traditionally sell at higher margins), returns of trading card products, and an aggregate $6 million increase in reserves for product obsolescence and player contracts. The obsolescence reserve was increased in response to market conditions for trading card products. The reserve relating to player contracts was increased primarily as the result of the restructuring of one agreement, pursuant to which the Company was released from approximately $8 million in future cash payments in exchange for a one-time payment of approximately $1.5 million consisting of cash, stock and inventory.

The Company experienced an increase in selling expenses ($3,868,000 in 1996 as compared to $3,736,000 in 1995) primarily due to an increase in licensing fees relating to the writedown of guaranteed payments under various entertainment license agreements. The increase in selling expenses was partially offset by a decrease in commissions, resulting from reduced sales volumes. General and administrative expenses remained relatively constant ($2,963,000 in 1996 as compared to $2,980,000 in 1995).

Following is a comparison of sales by major product category for the six months ended July 31, 1996 and July 31, 1995, respectively:

                               SIX MONTHS ENDED
                         ----------------------------
                         July 31, 1996  July 31, 1995
                         -------------  -------------
Classic Trading Cards      $ 6,040,000    $14,463,000
Memorabilia                 10,372,000     10,018,000
Phone Cards                  5,648,000      4,929,000
Other                        1,650,000      2,651,000
                           -----------    -----------

                           $23,710,000    $32,061,000
                           ===========    ===========

Sales and gross margins decreased mainly due to the reasons noted above. Selling, general and administrative expenses were lower than the previous year primarily in advertising expense, which decreased due to reduced advertising expenditures on card products, and in commissions, which decreased due to the reasons previously noted. These decreases were offset by an increase in licensing fees, which increased due to the writedown of certain guaranteed payments, and other expenses, which increased due to the settlement of a lawsuit during the first quarter.


Liquidity and Capital Resources

Accounts receivable decreased due to lower sales during the second quarter of fiscal 1997 as compared to the fourth quarter of fiscal 1996. Inventories declined due to management's concentrated effort to generate cash and increases to inventory reserves. Prepaid expenses and prepaid contracts decreased due to increases in reserves. Accounts payable increased due to timing of payments. The Company generated $2,678,000 in cash flow from operations primarily due to the foregoing changes.

On July 31, 1995, the Company obtained a three year revolving credit facility from Congress Financial Corporation (the "Bank"). Borrowings under the facility are available up to $12,000,000, subject to availability, based on eligible inventory and accounts receivable, as defined. Interest is charged at prime rate plus 2%. The facility is secured by essentially all of the Company's assets. At September 12, 1996, the outstanding balance was $7,486,000, which was the maximum credit available. During the second quarter of fiscal 1997, the Company failed to meet certain financial covenants under the credit facility. The Bank has agreed to modify these covenants based upon the Company's current financial position.

Based on present plans and depending on the amount of cash generated from operations during the next six months, the Company may need to seek additional financing and/or equity.

At July 31, 1996, the Company has Federal net operating loss carry-forwards of approximately $26,000,000 for which no benefit has been reflected in the consolidated financial statements. These carry-forwards, in addition to other fully reserved deferred tax assets, may offset future taxable income.

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



                                         THE SCORE BOARD, INC.


Date: September 13, 1996                 By:/s/ Ken Goldin
                                         ----------------------------
                                         Ken Goldin, Chairman and
                                         President



Date: September 13, 1996                 By:/s/ Michael D. Hoppman
                                         ----------------------------
                                         Michael D. Hoppman
                                         Sr. Vice President, Finance