Form 10-Q
period 1996-10-31
SCORE BOARD INC
filed 1996-12-16
CIK 813013

                                  Form 10 - Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     (Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  October 31, 1996
                              --------------------------------------------------

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

                             THE SCORE BOARD, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                             22-2766077
------------------------------        ------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)          Identification No.)

                 1951 Old Cuthbert Road, Cherry Hill, NJ 08034
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                                YES X     NO
                                   ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares outstanding on October 31, 1996 is 12,889,147

Total No. of Pages:  14
Exhibit Index:  Page 13

                             THE SCORE BOARD, INC.

                                     INDEX

PART I      FINANCIAL INFORMATION

ITEM 1.     Financial Statements

            Consolidated Balance Sheets as of
             October 31, 1996 (Unaudited) and
             January 31, 1996                                       3

            Consolidated Statements of Operations
             For the Three and Nine Months Ended
             October 31, 1996 and 1995 (Unaudited)                  4

            Consolidated Statements of Cash Flows
             For the Nine Months Ended
             October 31, 1996 and 1995 (Unaudited )                 5

            Notes to Consolidated Financial
             Statements (Unaudited)                                6-7

ITEM 2.     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                            8-10

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                       11

Item 2.     Changes in Securities                                   11

Item 6.     Exhibits and Reports on Form 8-K                        11

            Signature Page                                          12

                     THE SCORE BOARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               October 31,         January 31,
                                                             ----------------    ----------------
                                                                   1996                1996
                                                             ----------------    ----------------
                                                                (UNAUDITED)
                                                             ----------------
CURRENT ASSETS:
   Cash                                                      $       49,000      $      142,000
   Accounts receivable, net of reserve for returns and
     doubtful accounts of $1,800,000 and $1,925,000               9,503,000          14,895,000
   Inventories                                                   12,026,000          16,449,000
   Prepaid expenses and other                                       262,000           2,784,000
   Prepaid contracts                                                928,000           1,674,000
   Income taxes receivable                                         --                   514,000
                                                            ----------------    ----------------

      Total Current Assets                                       22,768,000          36,458,000

FIXED ASSETS, net                                                 1,744,000           1,616,000
INTANGIBLE AND OTHER ASSETS, net                                  1,031,000           2,044,000
                                                            ----------------    ----------------

                                                             $   25,543,000      $   40,118,000
                                                            ================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                          $   11,204,000      $    9,122,000
   Accrued liabilities                                            4,087,000           4,401,000
                                                            ----------------    ----------------

      Total Current Liabilities                                  15,291,000          13,523,000
                                                            ----------------    ----------------

LONG-TERM DEBT                                                   10,983,000          20,402,000
                                                            ----------------    ----------------

COMMITMENTS AND CONTINGENCIES                                      --                  --

STOCKHOLDERS' EQUITY:

   Preferred stock - $.01 par value, authorized
      10,000,000 shares; none issued
   Common stock - $.01 par value, authorized 30,000,000
      shares; issued 12,889,147 at October 31, 1996
      and 11,822,642 at January 31, 1996                            129,000             118,000
   Additional paid-in capital                                    25,042,000          19,505,000
   Accumulated deficit                                          (25,902,000)        (13,430,000)
                                                            ----------------    ----------------

      Total Stockholders' Equity                                   (731,000)          6,193,000
                                                            ----------------    ----------------


                                                             $   25,543,000      $   40,118,000
                                                            ================    ================


       The accompanying notes are an integral part of these statements.

                     THE SCORE BOARD, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                          ----------------------------------------   -------------------------------------
                                            October 31, 1996      October 31, 1995    October 31, 1996    October 31, 1995
                                          ------------------      ---------------    -----------------    ---------------
NET SALES                                   $    14,567,000         $ 23,947,000      $    38,277,000       $ 56,008,000

COST OF GOODS SOLD                                8,854,000           14,414,000           33,808,000         31,741,000
                                          ------------------      ---------------    -----------------    ---------------

GROSS PROFIT                                      5,713,000            9,533,000            4,469,000         24,267,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                         4,806,000            7,256,000           16,742,000         19,905,000

SECURITIES LITIGATION
SETTLEMENT                                        --                    --                   --                2,175,000
                                          ------------------      ---------------    -----------------    ---------------

INCOME (LOSS) FROM OPERATIONS                       907,000            2,277,000          (12,273,000)         2,187,000

INTEREST  EXPENSE                                   307,000              509,000            1,153,000          1,431,000
                                          ------------------      ---------------    -----------------    ---------------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY GAIN                            600,000            1,768,000          (13,426,000)           756,000

INCOME TAXES (BENEFIT)                            --                    --                   --                 --
                                          ------------------      ---------------    -----------------    ---------------

INCOME (LOSS) BEFORE
  EXTRAORDINARY GAIN                                600,000            1,768,000          (13,426,000)           756,000

EXTRAORDINARY GAIN RESULTING
  FROM EARLY EXTINGUISHMENT OF
  DEBT                                            --                    --                    954,000           --
                                          ------------------      ---------------    -----------------    ---------------

INCOME (LOSS)                              $        600,000        $   1,768,000      $   (12,472,000)     $     756,000
                                          ==================      ===============    =================    ===============

INCOME (LOSS) PER SHARE BEFORE
  EXTRAORDINARY GAIN                       $           0.05        $        0.16      $         (1.07)     $        0.07
                                          ==================      ===============    =================    ===============

INCOME (LOSS) PER SHARE                    $           0.05        $        0.16      $         (1.00)     $        0.07
                                          ==================      ===============    =================    ===============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                    12,807,000           11,342,000           12,505,000         11,281,000
                                          ==================      ===============    =================    ===============

        The accompanying notes are an integral part of these statements

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                             NINE MONTHS ENDED
                                                                  ---------------------------------------
                                                                   October 31, 1996     October 31, 1995
                                                                  ------------------   ------------------
OPERATING ACTIVITIES:
  Net Income (loss)                                                 $   (12,472,000)    $        756,000
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
   Cash used in restructuring                                              (359,000)          (1,305,000)
   Depreciation                                                           1,094,000            1,030,000
   Provision for doubtful accounts and reserve for returns                  657,000            1,092,000
   Amortization of intangible assets                                        602,000              618,000
   Settlement of lawsuit                                                   --                  2,000,000
   Gain on early extinguishment of debt                                    (954,000)            --
Changes in operating assets and liabilities:
    Accounts receivable                                                   4,735,000           (4,265,000)
    Inventories                                                           4,423,000           (1,739,000)
    Prepaid expenses and contracts                                        3,258,000              833,000
    Other assets                                                             29,000               44,000
    Accounts payable                                                      2,082,000           (1,095,000)
    Accrued liabilities                                                     238,000             (415,000)
    Income tax receivable                                                   514,000            7,660,000
                                                                  ------------------   ------------------

     Net cash provided by operating activities                            3,847,000            5,214,000

INVESTING ACTIVITIES:
  Purchases of fixed assets                                              (1,222,000)             (60,000)
                                                                  ------------------   ------------------


     Net cash used in investing activities                               (1,222,000)             (60,000)

FINANCING ACTIVITIES:
   Net borrowings (repayments) of bank indebtedness                      (2,919,000)          (4,386,000)
   Proceeds from the exercise of stock options                              314,000              371,000
   Payments for other assets                                              --                    (374,000)
   Payments of capital lease obligations                                   (113,000)            --
                                                                  ------------------   ------------------

        Net cash used in financing activities                            (2,718,000)          (4,389,000)
                                                                  ------------------   ------------------

NET INCREASE (DECREASE) IN CASH                                             (93,000)             765,000

CASH, BEGINNING OF PERIOD                                                   142,000              101,000
                                                                  ------------------   ------------------

CASH, END OF PERIOD                                                 $        49,000     $        866,000
                                                                  ==================   ==================

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest                                         $     1,263,000     $      1,780,000
                                                                  ==================   ==================

     Cash received for taxes                                        $       602,000     $      7,660,000
                                                                  ==================   ==================




       The accompanying notes are an integral part of these statements.

                     THE SCORE BOARD, INC. AND SUBSIDIARES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PREPARATION

The financial information furnished herein includes, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of financial position as of October 31, 1996 and the results of operations and cash flow for the nine months ended October 31, 1996 and 1995.

2.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of Common Stock and Common Stock equivalents outstanding during the respective periods. Common Stock equivalents are not considered in the calculation of net loss per share since they would be antidilutive.

3.  BANK INDEBTEDNESS

In July 1995, the Company obtained a three-year revolving credit facility with Congress Financial Corporation (the "Bank"). Borrowings under the facility are available up to $12,000,000, subject to availability, based on eligible accounts receivable and inventories, as defined. Interest is charged at prime plus 2%. The facility is secured by essentially all of the Company's assets and subject to financial and non-financial covenants. The available credit, based on collateral at October 31, 1996, was $7,714,000, of which $6,983,000 was outstanding and included in long-term debt. During the second and third quarters of fiscal 1997, the Company failed to meet certain financial covenants under the credit facility. The Bank has modified these financial covenants.

4.  LITIGATION

On February 14, 1995, Upper Deck Authenticated, Ltd. ("UDA") filed suit against the Company and three unaffiliated entities in the United States District Court for the Southern District of California alleging, inter alia, that the Company had engaged in unfair competition and violated UDA's right to use the indicia of certain athletes on sports memorabilia and collectibles. The Company has responded to UDA's suit be denying all wrongdoing and filing its own claims against UDA, Upper Deck Company and their President, charging then with unfair competition, defamation and tortious interference with current and prospective contractual relations. Discovery in this matter is ongoing. The Company provided a $500,000 reserve at January 31, 1996 for estimated legal fees related to this suit, as management plans to vigorously defend these actions.

In August 1996, a purported class action was filed against the Company alleging, inter alia, that the practice of randomly inserting chase cards in packages of trading cards constitutes illegal gambling activity in violation of state and federal law, including the Racketeer

Influenced and Corrupt Organization Act. Plaintiffs seek certification of a class of persons who, within the applicable statute of limitations, purchased packages of the Company's trading cards that might contain randomly inserted chase cards. The Company has filed a motion to dismiss the suit.

The Company does not expect the outcome of these actions to have a material adverse effect on its financial position or results of operations. The Company is involved in various other legal proceedings and claims incident to the conduct of its business which management believes will not have a significant adverse impact on its financial position or results of operations.

5.  LONG TERM OBLIGATIONS

On May 28, 1996, one of the holders of the Company's convertible subordinated debentures exchanged $3,500,000 and $3,000,000 in principal amount of subordinated debentures due September 1, 2002 and February 1, 2003, respectively, for 912,000 shares of the Company's Common Stock. The early retirement of the debentures resulted in a one-time extraordinary pre-tax gain of approximately $954,000, or $0.075 per share.


6.  SUBSEQUENT EVENT

On November 4, 1996, Technology Leaders II L.P., Technology Leaders Offshore II C.V. and others (collectively, the "Investors") led a $4 million private equity placement in the Company. Pursuant to the private placement agreement, the Company issued 1,600,000 shares of its Common Stock at $2.49 per share and warrants to acquire 2,270,000 shares of Common Stock a $3.07 per share to the Investors. Proceeds of the private placement will be used for working capital purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

Quarter Ended October 31, 1996 Compared to Quarter Ended October 31, 1995.
--------------------------------------------------------------------------

Following is a comparison of sales by major product category:

                                       THREE MONTHS ENDED
                                ----------------------------------
                                October 31, 1996  October 31, 1995
                                ----------------  ----------------
Trading Cards                      $ 5,750,000       $10,149,000
Memorabilia                          5,376,000         8,655,000
Phone Cards                          2,519,000         2,798,000
Other                                  922,000         2,345,000
                                   -----------       -----------
                                   $14,567,000       $23,947,000
                                   ===========       ===========

The decrease in net sales was primarily due to decreases in sales of trading cards, memorabilia and "other" products. Trading card sales were down due to the continued softness in the sports trading card marketplace and the Company's decision to reduce production quantities in response to the weak industry climate. The decrease in memorabilia sales was primarily due to fewer high profile sporting events on which the Company could capitalize, as compared to those occurring in the comparable quarter of fiscal 1996. Memorabilia sales in the third quarter of fiscal 1996 also included a significant initial memorabilia stocking shipment to a national retailer; a similar event did not occur in the third quarter of fiscal 1997. "Other" sales were down due to reduced sales of non-autographed products, such as pogs, which the Company no longer produces.

Gross margins were lower primarily as the result of reduced sales, although margins as a percentage of sales remained comparable for the two periods. The Company experienced a decrease in selling expenses ($1,701,000 in 1996 as compared to $3,898,000 in 1995), primarily due to lower commissions and licensing fees resulting from reduced sales volumes. General and administrative expenses remained relatively constant ($3,105,000 in 1996 as compared to $3,358,000 in 1995).

Following is a comparison of sales by major product category for the nine months ended October 31, 1996 and October 31, 1995, respectively:

                                        NINE MONTHS ENDED
                                ----------------------------------
                                October 31, 1996  October 31, 1995
                                ----------------  ----------------
Trading Cards                      $11,790,000       $23,118,000
Memorabilia                         15,748,000        20,168,000
Phone Cards                          8,167,000         7,766,000
Other                                2,572,000         4,956,000
                                   -----------       -----------
                                   $38,277,000       $56,008,000
                                   ===========       ===========

Sales and gross margins decreased for the reasons noted above and were negatively impacted by higher than anticipated returns of trading card products. Gross margins were further reduced due to increases in reserves for inventory and player contracts. Selling expenses were lower due to the reasons previously noted, while general and administrative expenses remained relatively comparable to the prior year.

Liquidity and Capital Resources

Accounts receivable decreased due to lower sales during the third quarter of fiscal 1997 as compared to the fourth quarter of fiscal 1996. Inventories declined due to increases to inventory reserves and management's concentrated effort to generate cash. Prepaid expenses and prepaid contracts decreased due to increases in reserves. Accounts payable increased due to timing of payments. The Company generated $3,847,000 in cash flow from operations primarily due to the foregoing changes.

On July 31, 1995, the Company obtained a three year revolving credit facility from Congress Financial Corporation (the "Bank"). Borrowings under the facility are available up to $12,000,000, subject to availability, based on eligible
inventory and accounts receivable.   Interest is charged at prime rate plus 2%.
The facility is secured by essentially all of the Company's assets. At December 12, 1996, the outstanding balance was $7,952,000, which was the maximum credit available. During the second quarter of fiscal 1997, the Company failed to meet the working capital covenant in its credit facility. The Bank agreed to reset the covenant effective April 30, 1996. During the third quarter of fiscal 1997, the Company failed to meet the working capital and tangible net worth covenants under the credit facility. The Bank agreed to modify these covenants based upon the Company's current financial condition.

On November 4, 1996, Technology Leaders II L.P., Technology Leaders Offshore II C.V. and others (collectively, the "Investors") led a $4 million private equity placement in the Company. Pursuant to the private placement agreement, the Company issued 1,600,000 shares of its Common Stock at $2.49 per share and warrants to acquire 2,270,000 shares of Common Stock at $3.07 per share to the Investors. Proceeds of the private placement will be used for working capital purposes.

In December 1996, the Company and Frontier Communications International Inc. ("Frontier"), a subsidiary of Frontier Corporation, entered a five-year strategic distribution agreement relating to the development and marketing of prepaid phone cards for the domestic and international markets. Under the agreement, Frontier has guaranteed certain monthly minimum payments to the Company which total $10 million over the first three years of the agreement and would reach a minimum of $20 million over the full five-year term. Either party may terminate the relationship after the completion of years three or four, subject to payment of a $2.5 million early termination fee. The Company has granted Frontier a license to use the names and images of various athletes with whom the Company has personal service contracts in Frontier's phone card programs. Frontier will distribute the Company's phone card products into retail outlets and other avenues of distribution and provide telecommunications services in support of the

Company's phone card programs. The Company issued Frontier warrants to acquire 125,000 shares of its Common Stock, 25,000 at $3.00 per share, 50,000 at $5.00 per share and 50,000 at $10.00 per share. The Company has also agreed to nominate a representative of Frontier to the its Board of Directors.

Based upon present plans, the equity received from the Investors and revenues to be received from Frontier, the Company believes it will have sufficient liquidity and capital resources, including borrowings under its credit facility, to fund future operations.

At October 31, 1996, the Company had Federal net operating loss carry-forwards of approximately $30,000,000 for which no benefit has been reflected in the consolidated financial statements. These carry-forwards, in addition to other fully reserved deferred tax assets, may offset future taxable income.

                          Part II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

In August 1996, a purported class action was filed against the Company in the United States District Court for the District of New Jersey. The suit alleges, inter alia, that the practice of randomly inserting chase cards in packages of trading cards constitutes illegal gambling activity in violation of state and federal law, including the Racketeer Influenced and Corrupt Organization Act. Plaintiffs seek certification of a class of persons who, within the applicable statute of limitations, purchased packages of the Company's trading cards that might contain randomly inserted chase cards. The Company has filed a motion to dismiss the suit. No discovery has been commenced.

The Company is involved in various other legal proceedings and claims incident to the conduct of its business.

Item 2. Changes in Securities
-----------------------------

On September 4, 1996, the Company issued an aggregate of 200,000 shares of its Common Stock to Mine O'Mine, Inc., Leonard Armato, Bruce Binkow and Gary Uberstine in connection with the restructuring of a contract between Mine O'Mine and the Company. The stock was issued in settlement of certain obligations and in lieu of payments otherwise arising out of the agreement. The Company relied on the exemption from registration provided by section 4(2) of the Securities Act of 1933 based upon the fact that such sale was to a single group all having an interest in a single contract, the recipients acquired the stock for investment and without a view to a distribution, the recipients had, or were represented by, advisors with such knowledge and experience in financial matters that they were capable of evaluating the merits and risks of the prospective investment, and that the stock certificate contained a legend reflecting investment intent and restrictions on the transfer of the shares.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)  Exhibits

     (27)  Financial Data Schedule

(b) The Company has not filed any reports on Form 8-K during the first quarter for which this report is being filed.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              THE SCORE BOARD, INC.

Date:  December 15, 1996                      By:/s/ Ken Goldin
                                                 --------------------------
                                                 Ken Goldin, Chairman and
                                                 President


Date:  December 15, 1996                      By:/s/ Michael D. Hoppman
                                                 --------------------------
                                                 Michael D. Hoppman
                                                 Sr. Vice President, Finance

                                 EXHIBIT INDEX
                                 -------------

Exhibit
--------
Number     Description
------     -----------

27         Financial Data Schedule
--         -----------------------