Form 10-K/A
period 1996-01-31
SCORE BOARD INC
filed 1997-01-15
CIK 813013

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
                         Yes    X           No
                              ------           ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value, as of April 25, 1996, of voting stock of the registrant held by non-affiliates was approximately $66,621,583.

The number of outstanding shares of registrant's Common Stock, $.01 par value, on April 25, 1996 was 11,843,837.

                    Documents Incorporated By Reference: None

                             THE SCORE BOARD, INC.
                             ---------------------

                                     INDEX
                                     -----

                     Item                                           Page
                     ----                                           ----
PART I     1.        Business                                         3

PART II    7.        Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                   13

PART IV    14.       Exhibits, Financial Statement Schedules,
                     and Reports on Form 8-K                         19

                                    PART I
                                    ------

Item 1. Business
----------------

Introduction
------------

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

Trading Cards
-------------

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

Memorabilia
-----------

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

Sublicensing
------------

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

Recent Developments
-------------------

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

Marketing and Distribution
--------------------------

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

License Agreements, Personal Service Contracts and Trademarks
-------------------------------------------------------------

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

Employees
---------

        As of January 31, 1996, the Company employed 187 full-time persons and 3 part-time persons. No employees of the Company are subject to collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

Risk Factors
------------

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

        Pledge of Company's Assets
        --------------------------

        The Company has a revolving credit facility from Congress Financial Corporation whereby borrowings are available up to $12,000,000. This facility is secured by a pledge of essentially all of the Company's assets. The credit facility restricts, among other things, the ability of the Company to obtain additional borrowings. In the event of default the lender would be entitled to foreclose and take title to these assets.

        Lack of Dividends
        -----------------

        The Company has not paid any dividends on its common stock since inception and does not intend to pay any dividends to its shareholders in the foreseeable future. The Company currently intends to reinvest its earnings, if any, in the development and expansion of its business.

        Litigation
        ----------

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

        Shares Eligible for Future Sale
        -------------------------------

        Sales of the Company's common stock in the public market could adversely affect the market price of the Company's common stock and could impair the Company's future ability to raise capital through the sale of equity securities.

        Personal Service Contracts
        --------------------------

        The Company routinely enters into personal service contracts with athletes. These contracts provide primarily for athletes to sign various items of memorabilia and may include personal appearances. These contracts typically are for one to two years but some may extend for much greater periods. As of December 1, 1996, the Company had approximately $10,000,000 of commitments under these contracts. There is to be no assurance that the Company will be fully able to utilize the athletes' services for which the Company is committed to pay under these personal service contracts.


                                    PART II
                                   --------

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Fiscal Years Ended January 31, 1996 and 1995
--------------------------------------------

        Fiscal 1996 was a year of transition, following a major restructuring in fiscal 1995. Excluding realignment, restructuring and product line adjustment costs and the securities litigation settlement, the Company reported sales of $74,953,000 in fiscal 1996, compared to $72,799,000 in fiscal 1995, and a pre-tax loss of $354,000 in fiscal 1996, compared to $17,556,000 in fiscal 1995.

        Following is a comparison of sales by major product category and distribution channels:

                                           Fiscal 1996             Fiscal 1995
                                           -----------             -----------
Classic(R) Draft Pick Cards                $19,183,000             $22,618,000
NFL ProLine Trading Cards                    9,592,000               7,731,000
Other Trading Cards                         14,018,000               8,493,000
Memorabilia                                 28,037,000              29,944,000
Other                                        4,123,000               4,013,000
                                           -----------              ----------
                                           $74,953,000             $72,799,000
                                           ===========             ===========

Cable Television                           $16,235,000             $13,465,000
Retail                                      26,956,000              30,375,000
Hobby                                       25,611,000              21,748,000
Other                                        6,151,000               7,211,000
                                           -----------             -----------
                                           $74,953,000             $72,799,000
                                           ===========             ===========

        The increase in net sales was primarily due to increases in NFL
Proline trading cards and other trading cards. The increase in NFL Proline trading cards was primarily due to new product releases as well as increased marketing efforts by the Company. The increase in other trading cards was primarily due to increased sales of trading card sets which included prepaid telephone cards. Such increases were offset by decreased sales of Classic Draft Pick trading cards, which declined due to a reduction in production quantities in response to market conditions, and decreased sales of memorabilia products, which declined due to the discontinuation of several entertainment related product categories.

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

        The Company experienced decreases in both selling and general administrative expenses. Variable selling expenses such as royalties and commissions were down substantially due to significantly lower sales volumes. General and administrative expenses were lower primarily due to reductions in payroll and related expenses. These items decreased due to the restructuring of the Company which significantly reduced the number of employees required to operate the business.

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

Fiscal Years Ended January 31, 1995 and 1994
--------------------------------------------

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

        In response to these issues, the Company closed the operations of Classic Games, Inc. in Georgia during the summer and fall of 1994 and relocated it to New Jersey to improve the coordination of product development and to take advantage of cross-marketing opportunities. The cost structure of the entire Company was analyzed and substantial personnel reductions were made. Personnel levels at the beginning of fiscal 1995 were 350 and were less than 200 at February 1, 1995. Product lines were analyzed to determine which ones held long-term benefit to the Company. Inventories were reviewed as part of this analysis. The Company identified the product lines (and inventories) which it felt no longer fit within the Company's core business. Specific product lines discontinued were sports and entertainment trivia games, certain entertainment memorabilia product lines, minor league trading cards and other sports trading cards. Also, in order to generate cash to reduce bank debt, the Company identified certain inventories to be liquidated through alternate channels of distribution. The restructuring of the Company was completed at the end of fiscal 1995, except for the sale of inventory through alternate distribution channels which was expected to be substantially completed by the end of fiscal 1996.

        As a consequence of these actions, the Company recorded pre-tax charges totaling $23,800,000, of which approximately $17,000,000 was non-cash, to cover associated costs. The major components of the charge were:

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

        Following is a comparison of sales by major product and distribution channels:

                                          Fiscal 1996         Fiscal 1995
                                          -----------         ------------
Classic Draft Pick Cards                  $22,618,000          $53,179,000
NFL ProLine Trading Cards                   7,731,000            5,730,000
Other Trading Cards                         8,493,000            9,344,000
Memorabilia                                29,944,000           34,648,000
Other                                       4,013,000            5,694,000

                                          -----------         ------------
                                          $72,799,000         $108,595,000
                                          ===========         ============

Cable Television                          $13,465,000          $31,712,000
Retail                                     30,375,000           53,665,000
Hobby                                      21,748,000           21,399,000
Other                                       7,211,000            1,819,000

                                          -----------          -----------
                                          $72,799,000         $108,595,000
                                          ===========         ============

        Sales were down in virtually all product categories. Trading card product sales were down due to an oversupply of trading card product in the market place and higher than normal returns. Memorabilia product sales declined due to the discontinuation by the Company of several product lines. Overall, sales of sports related products were affected due to decreased consumer demand of such products in response to labor strife in two major league sports as well as decreases in selling prices due to the reduction of inventory through alternative channels of distribution. The Company disposed of approximately $11,000,000 cost value of such inventory through January 31, 1995.

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

Seasonality
-----------

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

Liquidity and Capital Resources
-------------------------------

        Accounts receivable increased due to increases in sales during the last month of fiscal 1996 as compared to the last month of fiscal 1995. Inventory levels decreased primarily due to the disposal of $7,500,000 of slow moving inventory identified in fiscal 1995. Prepaid contracts declined primarily due to increases in reserves.

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

Recent FASB Pronouncements
--------------------------

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

Inflation
---------
         In recent years, the Company has not experienced any material adverse effects due to inflation.

                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

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

-----------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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

                      THE SCORE BOARD, INC AND SUBSIDIARIES
                      -------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                   YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                   -------------------------------------------



                                      INDEX
                                      -----

REPORTS OF THE INDEPENDENT PUBLIC ACCOUNTANTS                 1 - 2

CONSOLIDATED BALANCE SHEETS                                     3

CONSOLIDATED STATEMENTS OF  OPERATIONS                          4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                 7

CONSOLIDATED STATEMENTS OF CASH FLOW                          5 - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    8 - 18

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

BDO SEIDMAN

Philadelphia, Pennsylvania
April 12, 1995

                     THE SCORE BOARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                      JANUARY 31
                                                                          ---------------------------------
                                                                                1996               1995
                                                                          ---------------    ---------------
CURRENT ASSETS:
  Cash                                                                      $    142,000       $    101,000
  Accounts receivable, net of reserve for returns and doubtful
    accounts of $1,925,000 and 2,258,000                                      14,895,000         13,914,000
  Inventories                                                                 16,449,000         17,251,000
  Prepaid expenses and other                                                   2,784,000          3,095,000
  Prepaid contracts                                                            1,674,000          5,756,000
  Income tax receivable                                                          514,000          8,174,000
                                                                          ---------------    ---------------

     Total current assets                                                     36,458,000         48,291,000

  FIXED ASSETS,  net                                                           1,616,000          2,992,000
  INTANGIBLE AND OTHER ASSETS,  net                                            2,044,000          2,404,000
                                                                          ---------------    ---------------

                                                                            $ 40,118,000       $ 53,687,000
                                                                          ===============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank indebtedness                                                         $      --          $ 14,096,000
  Accounts payable                                                             9,122,000         11,461,000
  Accrued liabilities                                                          4,401,000          5,488,000
                                                                          ---------------    ---------------

     Total current liabilities                                                13,523,000         31,045,000
                                                                          ---------------    ---------------

LONG-TERM DEBT                                                                20,402,000         10,737,000
                                                                          ---------------    ---------------

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value, authorized
    10,000,000 shares; none issued                                                 --                 --
  Common stock - $.01 par value, authorized
    30,000,000 shares; issued 11,822,642 shares in
    1996 and 11,249,748 in 1995                                                  118,000            112,000
  Additional paid-in capital                                                  19,505,000         17,019,000
  Accumulated deficit                                                        (13,430,000)        (5,226,000)
                                                                          ---------------    ---------------

     Total stockholders' equity                                                6,193,000         11,905,000
                                                                          ---------------    ---------------

                                                                            $ 40,118,000       $ 53,687,000
                                                                          ===============    ===============



        The accompanying notes are an integral part of these statements.

                     THE SCORE BOARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED JANUARY 31
                                                     ------------------------------------------------------
                                                           1996               1995               1994
                                                     ---------------    ---------------    ----------------
NET SALES                                              $ 74,953,000       $ 72,799,000       $ 108,595,000

COST OF GOODS SOLD                                       45,211,000         57,885,000          59,193,000
                                                     ---------------    ---------------    ----------------

GROSS PROFIT                                             29,742,000         14,914,000          49,402,000
                                                     ---------------    ---------------    ----------------

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                                28,126,000         30,082,000          32,380,000

REALIGNMENT, RESTRUCTURING AND DISCONTINUANCE
 OF PRODUCT LINES                                         5,675,000         23,800,000              --

SECURITIES LITIGATION SETTLEMENT                          2,175,000            --                   --

NET PROCEEDS FROM INSURANCE                                 --              (1,100,000)             --
                                                     ---------------    ---------------    ----------------

INCOME (LOSS) FROM OPERATIONS                            (6,234,000)       (37,868,000)         17,022,000

INTEREST EXPENSE                                          1,970,000          2,388,000           1,346,000
                                                     ---------------    ---------------    ----------------

INCOME (LOSS) BEFORE INCOME TAXES                        (8,204,000)       (40,256,000)         15,676,000

INCOME TAXES (BENEFIT)                                      --              (6,440,000)          5,162,000
                                                     ---------------    ---------------    ----------------

NET INCOME (LOSS)                                     $  (8,204,000)      $ (33,816,000)     $   10,514,000
                                                     ===============    ===============    ================



NET INCOME (LOSS) PER SHARE                           $       (0.71)      $      (3.01)     $         0.95
                                                     ===============    ===============    ================

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                             11,558,000         11,243,000          11,094,000
                                                     ===============    ===============    ================







        The accompanying notes are an integral part of these statements.

                     THE SCORE BOARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY


                                                         COMMON STOCK                   ADDITIONAL        RETAINED
                                                ---------------------------------        PAID-IN          EARNINGS
                                                    SHARES           AMOUNT              CAPITAL          (DEFICIT)
                                                ---------------------------------    ---------------    --------------
BALANCE, JANUARY 31, 1993                          10,474,478      $     105,000       $ 10,443,000      $ 18,076,000

Exercise of stock options                             731,270              7,000          4,586,000           --
Tax benefit of options exercised                      --                 --               1,822,000           --
Net income                                            --                 --                 --             10,514,000
                                                --------------    ---------------    ---------------    --------------

BALANCE, JANUARY 31, 1994                          11,205,748            112,000         16,851,000        28,590,000

Exercise of stock options                              44,000            --                 168,000           --
Net loss                                              --                 --                 --            (33,816,000)
                                                --------------    ---------------    ---------------    --------------

BALANCE, JANUARY 31, 1995                          11,249,748            112,000         17,019,000        (5,226,000)

Exercise of stock options                             142,500              2,000            490,000           --
Issuance of shares in settle-
ment of securities litigation                         430,394              4,000          1,996,000           --
Net loss                                              --                 --                 --             (8,204,000)
                                                --------------    ---------------    ---------------    --------------

BALANCE, JANUARY 31, 1996                          11,822,642      $     118,000       $ 19,505,000      $(13,430,000)
                                                ==============    ===============    ===============    ==============


        The accompanying notes are an integral part of these statements.

                     THE SCORE BOARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED JANUARY, 31
                                                                     ------------------------------------------------------
                                                                           1996               1995               1994
                                                                     ---------------     --------------    ----------------
OPERATING ACTIVITIES:

  Net income (loss)                                                   $  (8,204,000)      $(33,816,000)     $   10,514,000
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
   Realignment,restructuring and discontinuance of product lines          5,675,000         23,800,000             --
   Cash used in restructuring                                            (1,425,000)        (4,514,000)            --
   Depreciation                                                           1,477,000          1,406,000             937,000
   Provision for doubtful accounts and reserve for returns                1,092,000          5,522,000             207,000
   Amortization of intangible assets                                        919,000            968,000             969,000
   Settlement of lawsuit                                                  2,000,000            --                  --
   Deferred taxes                                                            --              1,168,000            (541,000)
  Changes in operating assets and liabilities:
   Accounts receivable                                                   (2,073,000)         7,967,000         (10,460,000)
   Inventories                                                             (498,000)         2,209,000          (5,146,000)
   Prepaid expenses and contracts                                           943,000          1,594,000          (6,224,000)
   Other assets                                                            (179,000)           (97,000)            (86,000)
   Accounts payable                                                      (2,339,000)         1,883,000          (4,070,000)
   Accrued liabilities                                                     (435,000)        (1,002,000)            806,000
   Income tax receivable                                                  7,660,000         (8,089,000)            387,000
                                                                     ---------------     --------------    ----------------
        Net cash provided by (used in)
         operating activities                                             4,605,000         (1,001,000)        (12,707,000)
                                                                     ---------------     --------------    ----------------
INVESTING ACTIVITIES:
 Business acquisitions                                                      --                 --                 (803,000)
 Purchases of fixed assets                                                 (152,000)          (367,000)         (2,421,000)
 Proceeds from sales of fixed assets                                                           --                   32,000
                                                                     ---------------     --------------    ----------------

        Net cash used in investing activities                              (152,000)          (367,000)         (3,192,000)
                                                                     ---------------     --------------    ----------------





        The accompanying notes are an integral part of these statements.

                     THE SCORE BOARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                               YEAR ENDED JANUARY, 31
                                                              -------------------------------------------------------
                                                                    1996                1995               1994
                                                              ---------------     ---------------    ----------------
FINANCING ACTIVITIES:
   Net borrowings (repayments) of bank indebtedness               (4,212,000)         (1,934,000)         12,030,000
   Proceeds from the exercise of stock options                       492,000             168,000           4,593,000
   Payments of capital lease obligations                            (312,000)           (372,000)           (289,000)
   Deferred financing costs                                         (380,000)           (116,000)           (106,000)
                                                              ---------------     ---------------    ----------------

          Net cash provided by (used in)
            financing activities                                  (4,412,000)         (2,254,000)         16,228,000
                                                              ---------------     ---------------    ----------------

NET INCREASE (DECREASE) IN CASH                                       41,000          (3,622,000)            329,000

CASH, BEGINNING OF YEAR                                              101,000           3,723,000           3,394,000
                                                              ---------------     ---------------    ----------------

CASH, END OF YEAR                                              $     142,000       $     101,000      $    3,723,000
                                                              ===============     ===============    ================

SUPPLEMENTARY DISCLOSURE OF
  CASH FLOW INFORMATION:

  Cash paid for interest                                       $   2,218,000       $   2,369,000      $    1,303,000
                                                              ===============     ===============    ================

  Cash (received) paid for income taxes                        $  (7,660,000)      $     481,000      $    5,168,000
                                                              ===============     ===============    ================

  Capital leases                                               $      --           $     354,000      $       91,000
                                                              ===============     ===============    ================

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

Prepaid Contracts

The Company has personal service contracts with athletes and entertainers which provide for autograph services. The contracts generally require the Company to make up-front payments, which are recorded as prepaid contracts, and upon receipt of the services the autograph cost is included in inventory. Future contract commitments generally require future autograph services and, therefore, are not recorded as a liability until the services are performed. The Company continually evaluates whether events or circumstances have occurred that indicate that prepaid contract balances or future contract payments will not be recoverable. When factors indicate that contract amounts may not be realizable, the Company makes an estimate of the unrecoverable amounts and records such amounts in cost of goods sold.

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

2.  REALIGNMENT, RESTRUCTURING AND DISCONTINUANCE OF PRODUCT LINES

In fiscal 1996, the Company recorded pre-tax charges of $5,675,000 for the costs associated with a strategic realignment program designed to reduce costs, improve operating efficiencies and to concentrate the Company's efforts on its core product lines. This realignment included the discontinuance of the Hockey Draft card products, the write-down of certain license agreements, elimination of small lot inventories and employee termination costs. In addition, the charge also includes a $500,000 litigation reserve. (See Note 11)

In fiscal 1995, the Company recorded pre-tax charges of $23,800,000 for the costs associated with a major restructuring of the business, including the closing of its Classic Games subsidiary, discontinuance of several product lines, acceleration of inventory dispositions of those product lines through alternate distribution channels and personnel reductions. The costs associated with these actions are summarized, as follows:

                                            Year Ended January 31
                                         ----------------------------
                                            1996              1995
                                         ----------       -----------
   Closing of subsidiary                 $  265,000       $ 7,100,000
   Severance costs                          160,000         1,700,000
   Discontinuance of product lines        4,750,000        15,000,000
   Litigation                               500,000                --
                                         ----------       -----------

                                         $5,675,000       $23,800,000
                                         ==========       ===========

At January 31, 1996 and 1995, approximately $850,000 and $1,900,000, respectively, remains in accrued liabilities for costs primarily associated with the closing of the subsidiary and severance.

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

On June 27, 1995, the Company reached an agreement for the full settlement and dismissal of the shareholder litigation, and on November 6, 1995 the settlement received final court approval. The settlement required the Company to pay $3,000,000 in cash (paid by insurance) and $2,000,000 in the Company's Common Stock (430,394 shares). Accordingly, the Company recorded a one-time pre-tax, non cash charge of $2,000,000 to reflect the fair value of Common Stock on the settlement date. The cash payment was recorded as an expense net of the $3,000,000 recovery that was received from the Company's insurance policy. In addition, the Company incurred legal and other fees of approximately $175,000 associated with the shareholder litigation.

5.   INVENTORIES

                                                   January 31
                                         ------------------------------
                                              1996             1995
                                         -------------     ------------
           Raw materials                  $ 1,940,000      $ 1,304,000
           Work-in-process                  1,616,000          720,000
           Finished goods                  17,516,000       24,917,000
           Valuation reserve               (4,623,000)      (9,690,000)
                                         -------------     ------------

                                          $16,449,000      $17,251,000
                                         =============     ============

6.  FIXED ASSETS

                                                   January 31
                                         ------------------------------
                                              1996             1995
                                         -------------     ------------
Computer equipment and
   software                               $ 3,069,000      $ 3,044,000
Equipment                                     965,000        1,007,000
Furniture and fixtures                        833,000          833,000
Automobiles                                    78,000           78,000
Leasehold improvements                      1,134,000        1,115,000
                                         -------------     ------------
                                          $ 6,079,000      $ 6,077,000
Less accumulated depreciation
  and amortization                         (4,463,000)      (3,085,000)
                                         -------------     ------------

                                          $ 1,616,000      $ 2,992,000
                                         =============     ============

Computer equipment and software includes amounts under capital leases of $1,367,000 and $1,457,000 in 1996 and 1995 respectively. Accumulated amortization of leased property is approximately $1,032,000 and $845,000 at January 31, 1996 and 1995, respectively.

7.  INTANGIBLE AND OTHER ASSETS

                                                   January 31
                                         ------------------------------
                                              1996             1995
                                         -------------     ------------
License agreements and other              $ 2,342,000      $ 2,477,000
Deferred financing costs                    1,568,000        1,406,000
Goodwill                                      595,000          595,000
                                         -------------     ------------
                                            4,505,000        4,478,000
Less accumulated amortization              (2,959,000)      (2,324,000)
                                         -------------     ------------
Net intangible assets                       1,546,000        2,154,000
Other assets                                  498,000          250,000
                                         -------------     ------------

                                         $  2,044,000      $ 2,404,000
                                         =============     ============

8.  BANK INDEBTEDNESS AND LONG-TERM DEBT

                                                   January 31
                                         ------------------------------
                                              1996             1995
                                         -------------    -------------
      Subordinated debentures            $ 10,500,000     $ 10,500,000
      Capital lease obligations               219,000          530,000
      Revolving credit                      9,884,000           --
                                         -------------    -------------
                                           20,603,000       11,030,000


      Current portion of capital leases      (201,000)        (293,000)
                                         -------------    -------------

                                         $ 20,402,000     $ 10,737,000
                                         =============    =============

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

9.  INCOME TAXES

Income tax provision (benefit) consists of the following:

                                        --------------------------------------------
                                                   Year Ended January 31

                                             1996          1995             1994
                                        -------------  -------------    ------------
Current:
      Federal                           $     --         (7,624,000)       3,501,000
      State                                   --           (550,000)         380,000
                                        -------------  -------------    ------------
                                              --         (8,174,000)       3,881,000
                                        -------------  -------------    ------------

Deferred:
      Federal                             (2,700,000)    (4,523,000)        (300,000)
      State                                   --           (265,000)        (241,000)
                                        -------------  -------------    ------------
                                          (2,700,000)    (4,788,000)        (541,000)
                                        -------------  -------------    ------------

Tax benefit charged to equity                 --              --           1,822,000
                                        -------------  -------------    ------------
Increase in valuation allowance         $ (2,700,000)    (6,522,000)          --
                                        -------------  -------------    ------------

                                        $     --        $(6,440,000)      $5,162,000
                                        =============  =============    ============

During fiscal 1994, certain optionee and warrant holders sold shares of the Company's common stock which they had acquired during the year. This early disposition resulted in a compensation deduction for income tax purposes, the benefit of which was credited directly to additional paid-in capital.

A reconciliation of the effective income tax rate with the statutory Federal income tax rate is as follows:

                                                  Year Ended January 31
                                          -------------------------------------
                                            1996            1995         1994
                                          --------        --------     --------
     Statutory rate                          (34)%           (34)%         34%

     State income taxes, net
       of Federal benefit                     --              (1)%          2%
     Charitable contributions                 --              --           (3)%
     Other                                     1%              2%          --

      Increase in valuation allowance         33%             17%          --
                                          --------        --------     --------

                                              --%            (16)%         33%
                                          ========        ========     ========

The major components of the net deferred tax asset are as follows:

                                                   January 31
                                         ------------------------------
                                             1996               1995
                                         ------------       ------------
Inventory valuation                      $ 2,014,000        $ 3,295,000
Contract reserves                          1,173,000             --
Accounts receivable reserve                  654,000            768,000

Other reserves and accrued expenses          581,000            742,000
Net operating loss carry forwards          4,800,000          1,717,000
                                         ------------       ------------
                                           9,222,000          6,522,000
Valuation allowance                       (9,222,000)        (6,522,000)
                                         ------------       ------------
                                         $    --            $    --
                                         ============       ============

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

Aggregate option activity is as follows:

                                      Number              Price
                                      of shares           Range
                                      ---------           -----
Outstanding, January 31, 1993         1,530,740           $  .67-17.00
           Granted                      857,000             8.13-16.65
           Exercised                  ( 731,270)            1.09-13.13
           Canceled                   (  33,000)               9.13
                                      ----------          ------------
Outstanding, January 31, 1994         1,623,200              .67-17.00
           Granted                      340,000             2.50- 2.75
           Exercised                  (  44,000)             .67- 9.13
           Canceled                   ( 307,800)            8.13-17.00
                                      ----------          ------------
Outstanding, January 31, 1995         1,611,400              .67-17.00
           Granted                      905,750            3.875- 7.20
           Exercised                  ( 142,500)            2.75- 4.25
           Canceled                   ( 329,710)            8.38-17.00
                                      ----------          ------------
Outstanding, January 31, 1996         2,044,940              .67-17.00
                                      ==========          ============

At January 31, 1996, 329,650 options were available for grant under the plans and 1,419,000 outstanding options, with an average exercise price of $ 7.37 per share, were exercisable.

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

11.  COMMITMENTS AND CONTINGENCIES

Personal Service Contracts

The Company has entered into personal service contracts with approximately 55 current and former professional athletes and entertainers to purchase autographs on a per signature basis, and also, in some cases, for performing other services, including personal appearances and licensed product rights on behalf of the Company. Minimum future commitments under these contracts are as follows:

           Year ending January 31,
           1997                $ 7,036,000
           1998                  3,980,000
           1999                  2,805,000
           2000                  2,455,000
           2001                    455,000
           Thereafter            2,503,000

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

Lease Agreements

The Company leases office and warehouse space under leases accounted for as operating leases. At January 31, 1996, future minimum annual rentals for leases with remaining lease terms in excess of one year are as follows:

           Year ending January 31,
           1997                $ 1,070,000
           1998                    497,000
           1999                    358,000
           2000                     75,000

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

15.  UNAUDITED QUARTERLY DATA - (IN THOUSANDS, EXCEPT PER SHARE DATA)

The following is a summary of unaudited quarterly data for the 1996 and 1995 fiscal years:

1996                                 First     Second    Third     Fourth
                                     Quarter   Quarter   Quarter   Quarter
                                     -------   -------   -------   -------
Net sales                            $15,562   $16,499   $23,947   $18,945
Gross profit                           6,853     7,881     9,533     5,475
Income (loss) from operations            990    (1,080)    2,277   ( 8,421)
Net income (loss)                        526    (1,538)    1,768   ( 8,960)
Net income (loss) per share             0.05    ( 0.14)     0.16     (0.76)

1995                                 First     Second    Third     Fourth
                                     Quarter   Quarter   Quarter   Quarter
                                     -------   -------   -------   -------
Net sales                            $11,232   $24,411   $18,019   $19,137
Gross profit                           2,149     6,173       917     5,675
Income (loss) from operations         (9,909)  (12,046)  (11,282)  ( 4,631)
Net income (loss)                     (6,785)  ( 8,206)  (13,830)  ( 4,995)
Net income (loss) per share            (0.62)    (0.72)    (1.23)    (0.44)

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Score Board, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Score Board, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 22, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14a(2) is presented of purposes of complying wit the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

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

BDO SEIDMAN

Philadelphia, Pennsylvania
April 12, 1995

                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 14, 1997.

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


Signatures                 Title                              Date
----------                 -----                              ----
/s/ Kenneth Goldin         Chairman, President,               January 15, 1997
------------------         Principal Executive
Kenneth Goldin             Officer and Director
