Form 10-K
period 1996-12-31
SCORE BOARD INC
filed 1997-04-15
CIK 813013

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                          Commission File No. 0-16913

                             THE SCORE BOARD, INC.
            (Exact name of registrant as specified in its charter)

New Jersey                                        22-2766077
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

             1951 Old Cuthbert Road, Cherry Hill, New Jersey  08034
           (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:   (609) 354-9000

Securities registered pursuant to Section 12(b) of the Act:  Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes    X                No _____
                                      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [_]

The aggregate market value, as of March 31, 1997, of voting stock of the registrant held by non-affiliates was approximately $19,445,891.

The number of outstanding shares of registrant's Common Stock, $.01 par value, on March 31, 1997 was 14,687,566.

                  Documents Incorporated By Reference:      None

                             THE SCORE BOARD, INC.
                             ---------------------

                                     INDEX
                                     -----

              Item                                                        Page
              ----                                                        ----

PART I    1.  Business                                                      3

          2.  Properties                                                   10

          3.  Legal Proceedings                                            10

          4.  Submission of Matters to Vote of
              Security Holders                                             11

PART II   5.  Market for Registrant's Common Equity
              and Related Stockholder Matters                              11

          6.  Selected Financial Data                                      12

          7.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                                13

          8.  Financial Statements and Supplementary
              Data                                                         16

          9.  Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                                         16

PART III  10. Directors and Executive Officers of the
              Registrant                                                   17

          11. Executive Compensation                                       18

          12. Security Ownership of Certain Beneficial
              Owners and Management                                        21

          13. Certain Relationships and Related
              Transactions                                                 23

PART IV   14. Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K                                      24

                                     PART I
                                     ------

Item 1. Business
----------------

Introduction
------------

  The Score Board, Inc. ("Company" or "Registrant") designs, manufactures, markets and distributes sports and entertainment related products. Its primary activities are the marketing and sale of sports trading cards, sports and entertainment memorabilia and prepaid telephone calling cards. The Company's products are sold primarily through cable television shopping networks, retailers, wholesalers and distributors, hobby stores, and premium and promotional programs.

  The Company's trading card activities focus on the sale of Company designed sports trading cards. The Company's memorabilia operations consist of designing, manufacturing and selling autographed and non-autographed sports and entertainment memorabilia. The memorabilia product lines include baseballs, baseball bats, footballs, basketballs, hockey sticks, uniform jerseys and trading cards autographed by athletes, as well as autographed and non-autographed plaques and limited edition lithographs. Each item of memorabilia features the name, likeness or similar indicia of an athlete or entertainer, or certain characters and trademarks associated with a television show or motion picture. The Company also designs and sells prepaid telephone calling card products in sets or packaged with its trading card products, and licenses third parties to manufacture and sell trading cards and other non-autographed products.

  The Company produces its products based upon personal service contracts with celebrities and other license agreements. Under the personal service contracts, the celebrities agree to autograph memorabilia, for which they are generally paid on a per signature basis with a specific guaranteed minimum. The celebrities may also grant the Company a license to manufacture and sell, and to sublicense third parties to manufacture and sell, various non-autographed products such as prepaid telephone calling cards, watches, greeting cards, party
accessories and ornaments.   They may also be paid additional fees for
performing other services, such as personal appearances, on behalf of the Company.

  The Company was incorporated in the State of New Jersey on November 25, 1986. References to the Company include Registrant and its wholly-owned, but inactive, subsidiaries, Americana Memorabilia, Inc., Classic Games, Inc., Classic Marketing, Inc. and SB Acquisition Corp., as well as Score Board Holding Corporation. The Company recently changed its fiscal year end from January 31st to December 31st. See Item 1. "Business - Recent Developments." Accordingly, this Form 10-K relates to the eleven month period commencing February 1, 1996 and ending December 31, 1996.

Trading Cards
-------------

  The Company produces various trading card products based upon its personal service contracts with athletes and other license agreements. Pursuant to its contracts with athletes, the Company produces trading card products of top baseball, basketball, football and hockey prospects. These products have been marketed in different configurations, including complete sets and foil packs of six, ten or twelve cards, and are distributed through the Company's various channels of distribution. The Company also produces a multi-sport trading card product featuring race car drivers and prospects from each of the four major sports, as well as various auto racing trading card products featuring drivers, members of their crews, race cars and car owners. In addition, the Company produces its Pro-Line and NFL Rookies trading card products under its license agreements with the National Football League Properties, Inc. ("NFLP") and National Football League Players, Inc. ("NFLPA").

  The Company's trading card products are manufactured, printed and packaged for the Company by unrelated third parties.

Memorabilia
-----------

  The Company's memorabilia line consists of sports memorabilia and entertainment memorabilia. Sports memorabilia products are based upon personal service contracts with athletes, as well as non-exclusive licenses obtained from entities such as NFLP, Major League Baseball Properties, Inc. ("MLBP") and the Major League Baseball Players Association ("MLBPA"). The products currently include items such as baseballs, baseball bats, footballs, basketballs, hockey sticks, uniform jerseys, plaques, limited edition lithographs and trading cards autographed by athletes. The sports memorabilia line also includes non-autographed plaques, limited edition lithographs, gold trading cards and other collectibles.

  As of December 31, 1996, the Company had personal service contracts with approximately 150 athletes, including Cal Ripken, Jr., Scottie Pippen, Hank Aaron, Hakeem Olajuwon, Barry Bonds, Ken Griffey, Jr., Frank Thomas, Alonzo Mourning, Troy Aikman, Emmitt Smith, Steve Young and Dale Earnhardt. The contracts typically have a term of one to two years. The Company generally has not experienced difficulty in renewing these contracts. Many of the contracts prohibit the celebrity from autographing memorabilia for sale through mass merchandising channels, such as television shopping networks and retail catalogs, unless the sales are arranged by the Company.

  The Company has license agreements with MLBP and MLBPA, pursuant to which the Company may utilize the names and logos of MLBP (and its member teams) and MLBPA in connection with the manufacture and distribution of autographed and non-autographed memorabilia. During the past year, products sold by the Company under these licenses included baseballs, baseball bats, photographs and collector plaques autographed by athletes. In addition, the Company has acquired a license from NFLP to utilize the names, logos and other identifying symbols of NFLP and its member teams on a variety of autographed and non-autographed memorabilia.

  The Company's entertainment memorabilia is based upon exclusive and non-exclusive licenses obtained, and personal service contracts entered into, by the Company involving celebrities and certain characters and trademarks associated with motion pictures and television shows. The products currently include limited edition lithographs, gold record plaques, ceramic items, jewelry, stamp plaques, photo plaques, framed and matted photographs, posters and similar products.

  As of December 31, 1996, the Company had personal service contracts with approximately six entertainment celebrities. The contracts typically have a term of one to three years, and the Company generally has not had difficulty in renewing these contracts. The Company also has a non-exclusive license from Paramount Pictures, Inc. to market certain Star Trek memorabilia through direct
                                           ---------
mail/catalog outlets, retail outlets and certain television shopping networks.

  The Company provides certificates of authenticity with its autographed memorabilia pursuant to which it unconditionally guarantees the authenticity of the product. Sports memorabilia is marketed primarily through cable shopping television networks, retailers, hobby stores and premium and promotional programs. Entertainment memorabilia is marketed primarily through cable shopping television networks.

Prepaid Telephone Calling Cards
-------------------------------

  The Company produces various prepaid telephone calling card products based upon its personal service contracts with athletes and other license agreements. These cards may be either "collectible" or "utility-based" (i.e., designed for use of the telecommunication services). These products have been marketed in different configurations, including individually, in sets and as inserts in trading card products. The Company has license agreements with NFLPA, MLBPA and MLBP, pursuant to which it may picture the athletes represented by these entities, and the names and logos of NFLPA, MLBPA and MLBP on calling cards. The Company recently entered into a strategic distribution agreement with Frontier Communications International, Inc. relating to the development and marketing of calling cards. See Item 1. "Business - Recent Developments."

Sublicensing
------------

  The Company's sublicensing business is based upon its personal service contracts with certain well-known athletes. Under these contracts, the Company acquires the right to sublicense third parties to manufacture and sell various non-autographed products. The Company receives royalties from the sale of products by the third parties with which it enters into sublicensing agreements. The Company has sublicensed to Hallmark Cards, Inc. the right to manufacture and sell a line of personal communication and celebration specialty products (e.g., greeting cards and party accessories) and holiday ornaments featuring various athletes. The Company has also sublicensed numerous other companies to produce items such as trading cards, gold trading cards, collector plates and watches.

Recent Developments
-------------------

  In December 1996, the Company changed its fiscal year-end from January 31st to December 31st. Accordingly, this Form 10-K relates to an eleven month period commencing February 1, 1996 and ending December 31, 1996.

  In December 1996, the Company and Frontier Communications International, Inc. ("Frontier"), a subsidiary of Frontier Corporation, entered into a five-year strategic distribution agreement relating to the development and marketing of prepaid telephone calling cards for the domestic and international markets. Under this agreement, Frontier has guaranteed certain minimum payments to the Company which total $10 million over the first three years of the agreement and would reach a minimum of $20 million over the full five-year term. Either party may terminate the relationship after the completion of years three or four, subject to payment of a $2.5 million early termination fee. The Company has granted Frontier a license to use the names and images of various athletes under contract with the Company in Frontier's calling card programs. Frontier will distribute the Company's calling card products into retail outlets and other avenues of distribution and provide telecommunications services in support of the Company's calling card programs. The Company issued Frontier warrants to acquire 125,000 shares of its Common Stock (25,000 at $3.00 per share, 50,000 at $5.00 per share and 50,000 at $10.00 per share). The Company also agreed to nominate a representative of Frontier to its Board of Directors. James G. Dole was selected by Frontier for this position. See Item 13. "Certain Relationships and Related Transactions."

  In November 1996, Technology Leaders II, L.P., Technology Leaders II Offshore, C.V. and others led a $4 million private equity placement in the Company. Pursuant to the private placement agreement, the Company issued 1,600,000 shares of Common Stock to the investors at $2.49 per share and warrants to acquire 2,720,000 shares of Common Stock at $3.07 per share. Proceeds of the private placement were used for working capital purposes. The Company also agreed to nominate a representative of the investors to its Board of Directors. Ira M. Lubert was selected by the investors for this position. See Item 13. "Certain Relationships and Related Transactions."

  The Company also completed the exchange of $3.5 million and $3.0 million in principal amount of its 9% subordinated debentures, due September 1, 2002 and February 1, 2003, respectively, for 912,000 shares of Common Stock in May 1996. The early retirement of the debentures resulted in a one-time extraordinary pre-tax gain of $954,000, a $6.1 million increase in shareholder equity and a $6.5 million reduction in long-term debt.

  The Company has recently experienced changes in senior management, including its Chief Operating Officer, Vice President of Licensing and Vice President of Marketing. The Company has hired a new President and Chief Operating Officer, and is in the process of replacing the other individuals. The Company does not anticipate any adverse impact to its operations as the result of these changes.

Marketing and Distribution
--------------------------

  The Company markets its products primarily through in-house sales employees and independent sales representatives. Channels of distribution include cable television shopping networks such as QVC and Shop At Home, Inc., retailers (including toy stores, convenience stores, mass market retailers, warehouse clubs and distributors of periodical publications), wholesalers and distributors, hobby stores, and premium and promotional programs.

  The Company has utilized various sales representatives and distributors who are generally paid commissions of varying rates based on net sales with respect to certain specified accounts. Commissions are customarily paid pursuant to oral agreements, although the Company has written agreements with certain sales representatives. The Company primarily ships its memorabilia products from its warehouse in Cherry Hill, New Jersey, and has its trading card products shipped to customers by unrelated manufacturers.

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

  The Company acquires the components it utilizes to produce its sports and entertainment memorabilia pursuant to license agreements it has obtained or from manufacturers the Company believes to be duly licensed. The Company obtains the autographs for its memorabilia products pursuant to personal service contracts. The Company's business is largely dependent upon its ability to maintain existing licenses and personal service contracts and to obtain additional licenses and personal service contracts necessary to offer new products.

  To enable the Company to produce its trading cards of prospective professional athletes (draft picks), the Company enters into personal services contracts with these players. Because the players are shown in their high school or college uniforms, rather than in the uniforms of their future professional teams, and are not yet members of the players' associations, the Company believes that no licenses are needed from either the leagues or the players' associations to produce these trading cards. The Company has, however, obtained licenses from the NFLP and NFLPA to use certain identifying marks of these entities on the Company's NFL Rookies trading card product.

  The Company has also acquired licenses from the NFLP, MLBP and MLBPA in connection with the manufacture and distribution of telephone calling cards and football, basketball and baseball memorabilia. The Company has several other exclusive and non-exclusive licenses which grant the Company the right to produce and distribute trading cards and sports and entertainment-related memorabilia.

  The Company considers its trademarks to be of material importance to its business. The principal trademarks, including Score Board(R) and Classic(R), have been registered in the United States and Canada.

Employees
---------

  As of December 31, 1996, the Company employed approximately 150 full-time employees and 3 part-time employees. No employees of the Company are subject to collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

Risk Factors
------------

  In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company and its business. This Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Form 10-K.

  Dependence Upon License Agreements
  ----------------------------------

  In general, the production or distribution of products depicting the image of any athlete, entertainer, team, league, organization, logo or trademark requires a personal service contract or license from such athlete, entertainer, team,
league, organization or owner of the trademark.   The Company's business is
highly dependent upon its ability to obtain and maintain existing licenses and personal service contracts and to obtain additional licenses and personal service contracts necessary to offer new products. Although the Company believes it will be able to renew its licenses and personal service contracts upon their expiration, there can be no assurance that such renewals can be obtained on terms acceptable to the Company. The inability of the Company to renew existing licenses and personal services contracts and/or to acquire additional licenses and personal service contracts with sports and entertainment celebrities could have a material adverse impact on the Company's sales and earnings.

  Competition
  -----------

  The Company believes that no single entity competes against the Company in all of its product offerings. In each of its product lines, however, the Company has significant existing and potential competition.

  With respect to the manufacture and sale of draft pick/prospects trading cards, the Company believes that it is the dominant source of these cards. The competitive factors in this market are principally based upon quality, ability to make prompt delivery and ability to obtain premier players. With respect to the manufacture and sale of other trading cards, the Company competes directly with other manufacturers, some of whom have far greater experience and finances devoted to these products. The Company encounters competition principally based upon product pricing, creativity, quality and ability to make delivery.

  With respect to memorabilia, the Company's sports products compete with several other sports memorabilia companies, including a company which is an affiliate of a major trading card manufacturer, as well as individual dealers. The Company believes that its sports memorabilia competitors generally sell their products primarily through television shopping networks, retail stores, card shows and catalogs, and that the dealers generally sell their products only through hobby magazines and sports card shows. The Company's entertainment memorabilia product line competes with certain licensors who have developed their own entertainment memorabilia product lines which are sold in stores and in catalogs, as well as with dealers, fan clubs, entertainment memorabilia conventions and concert hall concessions. The Company faces competition for the sale of sports and entertainment memorabilia based upon reputation for authenticity of product, product quality and pricing, athlete/celebrity selection and ability to deliver product in volume. The Company also competes with other sports and entertainment memorabilia companies for the engagement of sports and entertainment celebrities under personal services contracts.

  With respect to prepaid telephone calling cards, the Company competes with various telecommunication companies and other entities that have developed calling card product lines. The competitive factors in this market are principally card design and the quality and price of telecommunication services. The inability of the Company to adequately address any of these competitive factors in its product offerings could have a material adverse impact on its sales and earnings.

  Reliance on Television Shopping Networks
  ----------------------------------------

  For the Company's period ended December 31, 1996 and fiscal year ended January 31, 1996, sales to national and regional cable television networks accounted for approximately 31% and 22%, respectively, of net sales. Sales to one of these television shopping networks, QVC Network, Inc. ("QVC"), accounted for approximately 19% and 17%, respectively, of net sales for these periods. The Company has no written agreement with QVC or any other cable television network, and cannot give any assurance that it will attain its current level of sales to QVC or to cable television networks. The loss of QVC as a customer, or cable television as a sales outlet for the Company's products, could have a material adverse impact on the Company.

  Factors Affecting Sales and Earnings
  ------------------------------------

  The market for sports trading cards, prepaid telephone calling cards and sports and entertainment memorabilia is affected by many factors, including seasonality, consumer interest and general economic conditions. In recent years, the market for sports trading cards has experienced a contraction, which has resulted in diminished sales of trading cards by the Company and certain of its competitors.

  As part of its marketing efforts, the Company has sports and entertainment celebrities under contract to sign autographs and make appearances. If the Company were not able to respond to changes in consumer demand and tastes quickly enough, or if the celebrities under contract with the Company were to become ill or injured, or to fall into public disfavor, the Company's sales and earnings could be materially adversely effected. The Company's sales and earnings could also be materially adversely effected if the Company were unable to retain the services of the celebrities or if an overabundance of the celebrities' autographs were to become available for sale.

  During 1996, the Company distributed trading card products that were advertised to contain so-called "vintage" cards, thereby creating the impression that these cards were in actuality printed in prior years. A small percentage of these products contained reprints of cards previously published by the Company rather than originals of these "vintage" cards. The sale of the products, which had been approved by the Company's Chief Executive Officer, ceased in February 1997, and internal procedures were reinforced to ensure that such activity does not recur. Although the Company believes the incident has been handled in a professional and thorough manner, the inclusion of the reprinted cards could be deemed to be in violation of certain laws or to be in breach of certain contractual obligations and, accordingly, there is no assurance that it will not result in a material adverse effect on the Company. The Company incurred approximately $300,000 of charges related to this incident in the quarter ended December 31, 1996.

  Source of Materials
  -------------------

  The Company obtains the standard items to be autographed, such as baseballs, footballs, basketballs and uniform jerseys, and components for its memorabilia products from licensed dealers and unrelated third party manufacturers. The sources for many of these items are limited to several or, in certain cases, one manufacturer or supplier. Although the Company does not have formal written agreements with any such supplier, it generally has not experienced difficulty in obtaining these items. The majority of the Company's trading card products are manufactured by a single manufacturer pursuant to a manufacturing services agreement expiring in June 1999. No assurance can be given, however, that the Company will not experience any significant difficulty in obtaining these items in the future.

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

  Potential for Significant Fluctuations in Quarterly Operating Results
  ---------------------------------------------------------------------

  The Company has experienced, and may in the future experience, significant quarter to quarter fluctuations in its results of operations. Such fluctuations may result in volatility in the price of its Common Stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including demand for products, the timing of the introduction of new trading card products or other products by the Company or its competitors, market acceptance of new products, competitive conditions in the industry and general economic conditions. As a result, revenues are difficult to forecast, and the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. Due to the foregoing factors, it is possible that in future quarters operating results will be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the price of the Common Stock.

  Potential Volatility of Stock Price
  -----------------------------------

  The market price of the Company's Common Stock has been, and may in the future be, highly volatile. Factors such as announcements with respect to new products or licenses by the Company or its competitors, fluctuations in the Company's operating results and general market and economic conditions could cause the market price of the Common Stock to fluctuate substantially. These or other factors may adversely effect the market price of the Common Stock. See Item 5. "Market for the Registrant's Common Equity and Stockholder Matters."

  Distribution
  ------------

  The Company's channels of distribution include cable television shopping networks, retailers, wholesalers and distributors, hobby stores, and premium and promotional programs. The loss of one or more of these channels of distribution could have a material adverse impact on the Company.

  The Company has limited written agreements with its customers and distributors. In light of this, no assurance can be given that the Company will not experience a diminution or cessation of sales to any of its customers or distributors.

  Pledge of Company's Assets
  --------------------------

  The Company has a revolving credit facility from Congress Financial Corporation whereby borrowings are available up to $12,000,000. This facility is secured by a pledge of essentially all of the Company's assets. The credit facility restricts, among other things, the ability of the Company to obtain additional borrowings. In the event of default, the lender would be entitled to foreclose and take title to these assets.

  Lack of Dividends
  -----------------

  The Company has not paid any dividends on its Common Stock since inception and does not intend to pay any dividends to its shareholders in the foreseeable future. The Company currently intends to reinvest its earnings, if any, in the development and expansion of its business.

  Litigation
  ----------

  On February 14, 1995, Upper Deck Authenticated, Ltd. filed suit against the Company and three unaffiliated entities in the United States District Court for the Southern District of California alleging, among other things, that the Company had engaged in unfair competition and violated its right to use the indicia of certain athletes on sports memorabilia and collectibles. The Company plans to vigorously defend these actions. See Item 3. "Legal Proceedings."

  In August 1996, a purported class action was filed against the Company alleging, among other things, that the practice of randomly inserting chase cards in packages of trading cards constitutes illegal gambling activity in violation of state and federal law, including the Racketeer Influenced and Corrupt Organization Act. See Item 3. "Legal Proceedings."

  Shares Eligible for Future Sale
  -------------------------------

  Sales of the Company's Common Stock in the public market could adversely effect the market price of the Common Stock and could impair the Company's future ability to raise capital through the sale of equity securities.

  Personal Service Contracts
  --------------------------

  The Company routinely enters into personal service contracts with celebrities. These contracts provide primarily for the celebrities to autograph various items of memorabilia and may include personal appearances. These contracts typically have a term of one to two years, but some may extend for much greater periods. As of December 31, 1996, the Company had approximately $10,000,000 of commitments under these contracts. There is no assurance that the Company will fully utilize the services for which it is committed to pay under these personal service contracts.

  Recent Financial Developments
  -----------------------------

  The Company has incurred significant losses (a net loss of $17,436,000 for the eleven months ended December 31, 1996) during the past three years. During the eleven months ended December 31, 1996, total stockholders' equity decreased from $6,193,000 to a deficit of $1,292,000, and working capital decreased from $13,033,000 to $315,000.

Item 2.  Properties
-------------------

  The Company leases office and warehouse space at the locations set forth in the following table:


                        Approx.         Lease
                        Square          Expiration          Type of
Location                Footage         (mos./yr.)          Space
--------                -------         -----------         -----
Cherry Hill, NJ         56,000          12/01               Office and warehouse
Cherry Hill, NJ         13,150          10/97               Office and assembly
Cherry Hill, NJ          8,925          12/96               Office and assembly
Cherry Hill, NJ         22,500          10/98               Warehouse
Austell, GA             37,340          03/99               Office and warehouse
Austell, GA             50,636          03/99               Warehouse

  All of the Company's properties are suitable for the intended activities. In July 1996, the Company extended the lease term on its Cherry Hill, New Jersey corporate headquarters (56,000 square feet) for a sixty-five month term ending December 31, 2001.

  All operations of Classic Games, Inc. were relocated from Austell, Georgia to New Jersey during 1994. The Company has sublet all of its space in Austell, Georgia for the remainder of the lease terms. The Company has also sublet two Cherry Hill spaces (13,150 square feet and 8,925 square feet) for the remainder of the lease terms.

Item 3. Legal Proceedings
-------------------------

  On February 14, 1995, Upper Deck Authenticated, Ltd. (`UDA") filed suit against the Company and three unaffiliated entities in the United States District Court for the Southern District of California alleging, among other things, that the Company had engaged in unfair competition and violated UDA's right to use the indicia of certain athletes on sports memorabilia and collectibles. The Company responded to UDA's suit by denying all wrongdoing and filing its own claims against UDA, Upper Deck Company and their president, charging them with unfair competition, defamation and tortious interference with current and prospective contractual relations. Substantial discovery has been taken in the case, and trial is scheduled for June 1997. The court has granted the Company partial summary judgment with respect to several of UDA's claims.

  In August 1996, a purported class action was filed against the Company in the United States District Court for the District of New Jersey. The suit alleges, among other things, that the practice of randomly inserting chase cards in packages of trading cards constitutes illegal gambling activity in violation of state and federal law, including the Racketeer Influenced and Corrupt Organization Act. Plaintiffs seek certification of a class of persons who, within the applicable statute of limitations, purchased packages of the Company's trading cards that might contain randomly inserted chase cards. The Company has filed a motion to dismiss the suit that is currently pending before the court. No discovery has commenced.

  The Company is involved in various other legal proceedings and claims incident to the conduct of its business.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

  The Company's 1996 Annual Meeting of Shareholders was held on January 28, 1997 for the purposes of electing five members of the Board of Directors for a one-year term, acting on an amendment to the Company's 1992 Stock Incentive Plan to increase the number of shares issuable under the plan from 1,200,000 to 1,850,000, and acting on an amendment to the Company's 1992 Directors Stock Option Plan to increase the number of shares issuable under the plan from 400,000 to 800,000. The Board of Directors nominated Kenneth Goldin, Ira M. Lubert, Allan R. Lyons, Gerald B. Shreiber and Richard C. Yancey for election as directors. The results of the votes taken at the Annual Meeting were as follows:


                                    Number of Votes:
        Matter                  For                 Withheld
        ------                  --                  --------

        Directors:
         Kenneth Goldin......   7,842,279             142,041
         Ira M. Lubert.......   7,858,577             125,743
         Allan R. Lyons......   7,859,077             125,243
         Gerald B. Shreiber..   7,859,077             125,243
         Richard C. Yancey...   7,859,077             125,243
        Amendment to Stock
         Incentive Plan......   6,211,034           1,042,486
        Amendment to
         Directors Plan......   6,852,917             402,306

                                 PART II
                                 -------

Item 5. Market for the Registrant's Common Equity and Stockholder Matters
-------------------------------------------------------------------------

  The Company's Common Stock is traded on the NASDAQ-NMS under the symbol "BSBL." The following table sets forth the range of high and low sale prices for the Company's Common Stock for each of the periods indicated.


                                                  High    Low
                                                 ------  ------
February 1, 1995 - January 31, 1996
-----------------------------------
2/1/95 - 4/30/95......................           $ 6.25   $ 3.50
5/1/95 - 7/31/95......................           $ 6.63   $ 3.50
8/1/95 - 10/31/95.....................           $ 6.75   $ 4.50
11/1/95 - 1/31/96.....................           $ 6.25   $ 4.13
February 1, 1996 - December 31, 1996
------------------------------------
2/1/96 - 4/30/96......................           $ 6.13   $ 3.13
5/1/96 - 7/31/96......................           $ 6.25   $ 2.63
8/1/96 - 10/31/96.....................           $ 3.81   $ 1.38
11/1/96 - 12/31/96....................           $ 3.44   $ 1.81

  On March 31, 1997, the last sale price for the shares of Common Stock as reported by NASDAQ was $1.44. There were approximately 3,957 record-holders of the Company's Common Stock as of March 31, 1997.

  The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's current credit facility with Congress Financial Corporation prohibits the payment of dividends. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Item 6. Selected Financial Data
    -------------------------------

        This information should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere herein.

Consolidated Statement of Operations Data (thousands of dollars, except share
-----------------------------------------------------------------------------
data):
------

                                                                        Years Ended January 31,:
                                                                        -----------------------------------------------------
                                                     11 Months Ended
                                                         12/31/96           1996          1995          1994          1993
                                                      -----------       -----------   -----------   -----------   -----------
Net sales...........................................  $    42,593       $    74,953   $    72,799   $   108,595   $    75,362
Cost of Goods Sold..................................       39,201            45,211        57,885        59,193        41,503
Gross Profit........................................        3,392            29,742        14,914        49,402        33,859
Selling, General and
   Administrative Expenses..........................       20,444            28,126        30,082        32,380        20,525
Realignment, restructuring
and product line costs..............................           --             5,675      22,700**            --            --
Securities Litigation Settlement....................           --             2,175            --            --            --

Income (loss) from
   Operations.......................................      (17,052)           (6,234)      (37,868)       17,022        13,334
Interest Expense, Net...............................      ( 1,338)           (1,970)       (2,388)       (1,346)         (788)

Net Income (loss)
   before extraordinary item........................      (18,390)           (8,204)      (33,816)       10,514         8,051
Extraordinary Gain..................................          954                --            --            --            --
Net Income (loss)...................................      (17,436)           (8,204)      (33,816)       10,514         8,051


Net Income (loss) per share.........................      (  1.35)            (0.71)        (3.01)         0.95          0.76

Weighted Average Shares
    Outstanding.....................................   12,919,000        11,558,000    11,243,258    11,094,219    10,624,562

Fully-Diluted Net Income
per share...........................................            *                 *             *          0.92          0.75
Weighted Number of Shares
    Outstanding.....................................            *                 *             *    12,180,096    10,994,346

-------------------------
* Earnings per share information on a fully diluted basis would reflect a smaller loss per share.
** Net of insurance proceeds of $1,100,000 on death of former Chairman, CEO and President.

Consolidated Balance Sheet Data (thousands of dollars):
-------------------------------------------------------------

                                                                               As of:
                                                                               ------
                                                      12/31/96           1/31/96       1/31/95       1/31/94       1/31/93
                                                    -----------       -----------   -----------   -----------   -----------
Working Capital...................................  $       315       $    13,033   $    17,246   $    48,923   $    33,780
Total Assets......................................       20,280            40,118        53,687        86,750        62,603
Bank Indebtedness.................................        6,743             9,884        14,096        16,030         4,000
Long-Term
   Obligations....................................        4,000            10,500        10,737        10,980        11,250
Total Liabilities.................................       21,572            33,925        41,782        41,197        33,979
Stockholders' Equity (Deficit)....................       (1,292)            6,193        11,905        45,553        28,624

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Eleven Months Ended December 31, 1996 and Twelve Months Ended January 31, 1996
------------------------------------------------------------------------------

   The Company reported net sales of $42,593,000 for the eleven months ended December 31, 1996, compared to $74,953,000 for the twelve months ended January 31, 1996. Following is a comparison of sales by major product category:

                                       Eleven Months Ended        Year Ended
                                        December 31, 1996      January 31, 1996
                                       -------------------     ----------------
        Trading Cards                     $13,374,000             $32,887,000
        Memorabilia                        18,710,000              28,037,000
        Prepaid Calling Cards               8,190,000               9,906,000
        Other                               2,319,000               4,123,000
                                          -----------             -----------
                                          $42,593,000             $74,953,000
                                          ===========             ===========

   Net sales decreased in each of the Company's major product categories. Memorabilia sales were lower primarily due to the loss of a significant retail account and a decline in sales of entertainment memorabilia. Trading card sales decreased due to the Company's strategy of decreasing production quantities and product offerings in response to the overall weakness in the trading card industry and higher than anticipated returns. Sales of prepaid telephone calling cards were down due to a decrease in demand for collectible calling cards, which was partially offset by an increase in sales of utility-based calling cards. Other sales were down due to reduced sales of non-autographed products, such as pogs, which the Company no longer produces.

   The decrease in gross margins were due to several factors, including an increase in reserves for obsolescence and player contracts in response to reduced sales volume, an increase in the reserve for returns (primarily for trading card products) and a decrease in sales of trading card products, which traditionally sell at higher margins. In addition, margins were impacted by a decrease in sales of collectible calling cards, which sell at higher margins, and an increase in sales of utility-based calling cards, which sell at lower margins.

   The Company experienced decreases in selling expenses primarily due to decreases in variable selling expenses, such as commissions and royalties, resulting from the reduced sales volumes. General and administrative expenses decreased primarily due to cost control efforts by the Company.

   No income tax benefit was recorded by the Company.

Fiscal Years Ended January 31, 1996 and 1995
--------------------------------------------

   Fiscal 1996 was a year of transition, following a major restructuring in fiscal 1995. Excluding realignment, restructuring and discontinuance of product line costs and the securities litigation settlement, the Company reported sales of $74,953,000 in fiscal 1996, compared to $72,799,000 in fiscal 1995, and a pre-tax loss of $354,000 in fiscal 1996, compared to $17,556,000 in fiscal 1995.

   Following is a comparison of sales by major product category and distribution channels:

                                           Fiscal 1996            Fiscal 1995
                                           -----------            -----------
Classic(R) Draft Pick Cards                $19,183,000            $22,618,000
NFL Pro-Line Trading Cards                   9,592,000              7,731,000
Other Trading Cards                         14,018,000              8,493,000
Memorabilia                                 28,037,000             29,944,000
Other                                        4,123,000              4,013,000
                                           -----------            -----------
                                           $74,953,000            $72,799,000
                                           ===========            ===========

                        [chart continued on next page]

                                        Fiscal 1996             Fiscal 1995
                                        -----------             -----------
Cable Television                        $16,235,000             $13,465,000
Retail                                   26,956,000              30,375,000
Hobby                                    25,611,000              21,748,000
Other                                     6,151,000               7,211,000
                                        -----------             -----------
                                        $74,953,000             $72,799,000
                                        ===========             ===========

     The increase in net sales was primarily due to increases in the sale of NFL Pro-Line trading cards and other trading cards. The increase in sales of NFL Pro-Line trading cards was primarily due to new product releases as well as increased marketing efforts by the Company. The increase in sales of other trading cards was primarily due to increased sales of trading card sets which included prepaid telephone calling cards. Such increases were offset by decreased sales of Classic Draft Pick trading cards, which declined due to a reduction in production quantities in response to market conditions, and decreased sales of memorabilia products, which declined due to the discontinuation of several entertainment related product categories.

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

     No income tax benefit was recorded by the Company.

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

Liquidity and Capital Resources
-------------------------------

     The Company generated $934,000 in cash flow from operations primarily due to decreases in accounts receivable, inventories and prepaid expenses, partially offset by a decrease in accounts payable. Accounts receivable decreased primarily due to lower sales. Inventories decreased due to management's concentrated effort to generate cash. Prepaid expenses and prepaid contracts decreased due to a reduction in contract obligations. Accounts payable decreased due to reduction in purchasing.

     On July 31, 1995, the Company obtained a three year revolving credit facility from Congress Financial Corporation (the "Bank"). Borrowings under the facility are available up to $12,000,000, subject to availability, based on eligible inventory and accounts receivable, as defined. Interest is charged at prime rate plus 2%. The facility is secured by essentially all of the Company's assets. At April 14, 1997, the outstanding balance was $6,855,000, which was the maximum credit available. At December 31, 1996, the Company was in violation of certain loan covenants under the loan agreement with its bank. Effective March 31, 1997, the violations were waived and the covenants modified. The Company expects to be in compliance with the revised covenants during 1997; however, such compliance cannot be assured.

     On May 28, 1996, one of the holders of the Company's convertible subordinated debentures exchanged $3,500,000 and $3,000,000 in principal amount of the subordinated debentures, due September 1, 2002 and February 1, 2003, respectively, for 912,000 shares of Common Stock. The early retirement of the debentures resulted in a one-time extraordinary pre-tax gain of approximately $954,000, or $0.07 per share.

     On November 4, 1996, Technology Leaders II L.P., Technology Leaders Offshore II C.V. and others (collectively, the "Investors") led a $4 million private equity placement in the Company. Pursuant to the private placement agreement, the Company issued 1,600,000 shares of its Common Stock at $2.49 per share and warrants to acquire 2,720,000 shares of Common Stock at $3.07 per share to the Investors. Proceeds of the private placement were used for working capital purposes.

     In December 1996, the Company and Frontier entered a five-year strategic distribution agreement relating to the development and marketing of prepaid calling cards for the domestic and international markets. Under the agreement, Frontier has guaranteed certain monthly minimum payments to the Company which total $10 million over the first three years of the agreement and would reach a minimum of $20 million over the full five-year term. Either party may terminate the relationship after the completion of years three or four, subject to payment of a $2.5 million early termination fee. The Company issued Frontier warrants to acquire 125,000 shares of its Common Stock (25,000 at $3.00 per share, 50,000 at $5.00 per share and 50,000 at $10.00 per share).

     The Company has incurred significant losses during each of the past three fiscal years. During the eleven months ended December 31, 1996, total stockholders equity decreased from $6,193,000 to a deficit of $1,292,000 and working capital decreased from $13,033,000 to $315,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to attain satisfactory levels of future cash flows from profitable operations, to obtain concessions from its debt holders and the ability to meet the new covenant requirements of the Bank.

     At December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $35,000,000 for which no benefit has been reflected in the consolidated financial statements. These carryforwards, in addition to other fully reserved deferred tax assets, may offset future taxable income.

Recent FASB Pronouncements
--------------------------

     The Financial Accounting Standards Board issued two Standards in fiscal 1996 which would apply to the Company. SFAS No. 121 is effective for the current year and requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Implementation of this Standard did not have a material impact on the Company's financial position or results of operations. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. In the current year the Company adopted the disclosure requirements of this statement.

Inflation
---------

     In recent years, the Company has not experienced any material adverse effects due to inflation.

Item 8. Financial Statements and Supplemental Data
--------------------------------------------------

     All financial information required by this Item is attached to this Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
     Financial Disclosure
     --------------------

     On November 8, 1995, the Company dismissed BDO Seidman, LLP ("BDO") as the Company's independent public accountants and auditors, a capacity in which that firm had served for several years, and selected Arthur Andersen LLP ("Arthur Andersen") to replace BDO in this role. The decision to change the Company's accountants and auditors was approved by the Company's full Board of Directors.

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

                                   PART III
                                   --------

Item 10. Directors and Executive Officers of the Company
--------------------------------------------------------

     The executive officers and directors of the Company are as follows:


Name                              Age           Position
--------                          ---           ----------------
Kenneth Goldin                     31           Chairman of the Board and
                                                Chief Executive Officer
John F. White                      50           President and Chief
                                                Operating Officer
Michael D. Hoppman                 35           Chief Financial Officer,
                                                Vice President - Finance and
                                                Treasurer
Patrick J. Wujcik                  34           Vice President - Administration,
                                                Secretary and General Counsel
James G. Dole                      38           Director
Ira M. Lubert                      46           Director
Allan R. Lyons                     56           Director
Gerald B. Shreiber                 55           Director
Richard C. Yancey                  70           Director

   Kenneth Goldin has been employed by the Company in various capacities since 1987 and has been a Director since July 1989. Mr. Goldin has served as Chairman of the Board and Chief Executive officer since May 1994. He served as President from May 1994 to January 1997 and as Executive Vice President from July 1989 to May 1994.

   John F. White has served as the Company's President and Chief Operating Officer since February 1997. From 1994 to January 1997, Mr. White served as Chairman, President and Chief Executive Officer at The Outsourcing Partnership, L.L.C., a firm specializing in the outsourcing of internal auditing, due diligence, information technology and human resources. Prior to 1994, Mr. White was a partner at Coopers & Lybrand LLP, where he was responsible for the firm's financial services division and served clients in the wholesale, retail and distribution industries.

   Michael D. Hoppman has been employed by the Company in various capacities since March 1990. Mr. Hoppman has served as Chief Financial Officer since March 1996 and Vice President of Finance since April 1994. Prior to joining the Company, Mr. Hoppman was an accountant with Ernst and Young from 1984 to 1990, holding various positions, including audit manager from 1988 to 1990.

   Patrick J. Wujcik has been employed in the Company's legal department since February 1994. Mr. Wujcik has served as General Counsel since June 1995, as corporate secretary since March 1995, and as Vice President of Administration since March 1996. From May 1992 through February 1994, Mr. Wujcik was an associate in the corporate department of Pepper, Hamilton & Scheetz, a law firm based in Philadelphia, PA. He was an associate at the law firm of Braemer Abelson & Hitchner prior thereto.

   James G. Dole was first elected as director in February 1997. He is Vice President for long distance business development for Frontier Corporation, a telecommunications services provider. He has been employed in various capacities by Frontier Corporation since 1986. His nomination to the Board of Directors is pursuant to an agreement between the Company and Frontier Communications International, Inc. See Item 1. "Business - Recent Developments" and Item 13. "Certain Relationships and Related Transactions."

   Ira M. Lubert was first elected a director in November, 1996. See Item 1. "Business - Recent Developments" and Item 13. "Certain Relationships and Related Transactions." Since 1991, he has been a managing director of Technology Leaders Management L.P., a venture capital management company which is affiliated with Safeguard Scientifics, Inc. This Company manages Technology Leaders II L.P. and Technology Leaders II Offshore C.V. See Item 12. "Security Ownership of Certain Beneficial Owners and Management." Mr. Lubert also serves as a director of National Media Corporation, CompuCom Systems, Inc., and Sanchez Computer Associates, Inc.

   Allan R. Lyons has served as a director since June 1990. Since November 1993, Mr. Lyons has been the Chairman of the Board and Chief Executive Officer of Piaker & Lyons, P.C., Certified Public Accountants, and he served as Executive Vice President prior thereto. Mr. Lyons also serves as a director of Franklin Credit Management Corporation.

   Gerald B. Shreiber has served as a director since December 1994. Mr. Shreiber is the founder of J & J Snack Foods Corp. and has served as its Chairman of the Board, President and Chief Executive Officer since its inception in 1971.

   Richard C. Yancey has served as a director since November 1992. Mr. Yancey had been an investment banker with Dillon, Read & Co. Inc. from 1952 through 1992, holding various positions, including managing director from 1975 to 1990, director from 1990 to 1991, and senior advisor from 1991 through 1992. In addition, Mr. Yancey currently serves as a director of CapMac Holdings, Inc. and eight mutual fund companies of The Composite Group.

Item 11.  Executive Compensation
--------------------------------

   The following table sets forth certain summary information concerning the compensation paid to the Company's Chief Executive Officer and other highly compensated executive officers whose total annual salary and bonus were in excess of $100,000 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries for the period ended December 31, 1996 and years ended January 31, 1996 and January 31, 1995:

                          Summary Compensation Table
                          --------------------------

                                                    Long-Term
                                                    Compensation
                 Annual Compensation                Awards
--------------------------------------------------------------------------------

Name &                                             Securities    All Other
Principal              Period     Salary   Bonus   Underlying    Compensation
Position              Ended (1)    ($)      ($)    Options (#)   ($) (2)
---------             --------   -------   -----   ------------  ------------

Kenneth Goldin        12/31/96   324,857       0       176,000         33,450
C.E.O.                01/31/96   362,407       0        70,000         67,003
                      01/31/95   375,822       0       150,000         39,499

Barry Bookman         12/31/96   122,917       0        75,000              0
 C.O.O.(3)

Michael D. Hoppman    12/31/96   103,347       0        15,000          8,861
V.P. - Finance        01/31/96   104,429       0        10,000         10,314
                      01/31/95   103,608       0        10,000          8,983
-------------

                       [see footnotes on following page]

(1) Compensation and awards for the period ended December 31, 1996 reflect an eleven month period commencing February 1, 1996 and ending December 31, 1996. Compensation and awards for the prior years reflect a twelve month fiscal year commencing February 1st and ending January 31st.
(2) Includes: (a) Company contributions under its profit sharing plan for certain of the Named Executive Officers (Messrs. Goldin $8,346 and Hoppman $4,461); (b) Company payments of certain life insurance premiums (Mr. Goldin $10,884); and (c) car allowances for certain of the Named Executive Officers (Messrs. Goldin $14,220 and Hoppman $4,400).
(3) As of January 1997, Mr. Bookman was no longer an officer or employee of the Company. See Item 11. "Executive Compensation - Employment Agreements, Compensatory Arrangements."


      No individual named above received perquisites or non-cash compensation exceeding the lesser of $50,000 or an amount equal to 10% of such person's salary and bonus during the period ended December 31, 1996 or years ended January 31, 1996 or January 31, 1995.

      The following table sets forth information concerning individual grants of stock options made during the period ended December 31, 1996 to each of the Named Executive Officers:

                                    Option Grants in Period Ended December 31, 1996
                                    -----------------------------------------------
                                                                                Potential Realizable
                                                                                Value at Assumed
                                                                                Annual Rates of
                                                                                Stock Price Appreciation
                   Individual Grants                                            for Option Term
-------------------------------------------------                               ------------------------
                         Number of
                         Securities      % of
                         Underlying      Total Options  Exercise
                         Options         Granted to     or Base
                         Granted         Employees in   Price       Expiration
    Name                 (#)(1)          Fiscal Year    ($/Sh)      Date            5%($)(2)        10%($)(2)
    ----               ----------        -----------    -------     ----------      --------        --------
Kenneth Goldin          26,000(3)           7.0%        $3.63       3/11/01         $120,455        $152,000
Kenneth Goldin         100,000(3)          26.0%        $1.82       8/29/01         $232,283        $293,113
Kenneth Goldin          50,000(3)          13.0%        $3.00       10/2/01         $191,442        $241,577
Barry Bookman           45,000(4)          12.0%        $4.88        5/1/97         $230,868        $242,164
Barry Bookman           30,000(4)           8.0%        $1.82        5/1/97         $ 56,429        $58,258
Michael Hoppman         15,000(5)           4.0%        $2.50       8/21/01         $ 47,861        $60,394
----------------

(1) The options granted to Messrs. Goldin, Bookman and Hoppman were granted under the Company's 1992 Stock Incentive Plan, with exercise prices equal to the fair market value on the date of grant and a term of five years.

(2) The five percent and ten percent assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future stock price or performance.

(3) The option to purchase 26,000 shares is currently exercisable. One-third of the option to purchase 100,000 shares will become exercisable on August
     30, 1997, 1998 and 1999, respectively.   One-third of the option to
     purchase 50,000 will become exercisable on October 3, 1997, 1998 and 1999, respectively, if certain conditions are met. Effective November 5, 1996, the following options previously granted to Mr. Goldin were cancelled: (i) option to purchase 20,000 shares of Common Stock at an exercise price of $9.13 per share; (ii) option to purchase 41,250 shares of Common Stock at an exercise price of $8.38 per share; and (iii) option to purchase 25,000 shares of Common Stock at an exercise price of $5.00 per share.

(4) Mr. Bookman's employment was terminated in January 1997. The option to purchase 45,000 shares became exercisable with respect to 10,000 shares upon Mr. Bookman's termination; the remainder was cancelled. The option to purchase 30,000 shares will not become exercisable before its expiration date.

(5) One-third of the option will become exercisable on April 22, 1997, 1998 and 1999, respectively.

    The following table sets forth information concerning exercise of stock options during the period ended December 31, 1996 by each of the Named Executive Officers and the value of unexercised options held by each of them as of December 31, 1996:

         Aggregated Option Exercises in Period Ended December 31, 1996
         -------------------------------------------------------------
                          and Period End Option Values
                          ----------------------------

                                                                               Value of
                                                         Number of             Unexercised
                                                         Unexercised           In-the-Money
                                                         Options at            Options at
                                                         12/31/96 (#)          12/31/96($)

                      Shares Acquired   Value Realized   Exercisable/          Exercisable/
Name                  on Exercise (#)        ($)         Unexercisable         Unexercisable (1)
----                  ---------------   --------------   ---------------       -----------------
Kenneth Goldin              0                  0         249,750/185,000       $0/$12,000
Barry Bookman               0                  0         0/75,000              $0/$3,600
Michael D. Hoppman          0                  0         31,333/21,667         $0/$0

--------------
(1) This amount represents the market value of the underlying securities relating to "in-the-money" options at January 31, 1996 minus the exercise price of such options.

    Employment Agreements, Compensatory Arrangements
    ------------------------------------------------

      Effective November 1, 1996, the Company entered into a new employment agreement with Kenneth Goldin which provides for his employment until October 31, 1998. Under this agreement, Mr. Goldin was to receive an annual base salary of $375,000 and various benefits, including life and health insurance. However, Mr. Goldin has agreed to amend the agreement to provide for a reduced base salary of $250,000. In addition, the agreement provides for an annual bonus commencing with the end of 1998 based upon the achievement of certain milestones as determined by the officers of the Company and approved by the Board of Directors. The Board of Directors will also determine Mr. Goldin's eligibility for special bonuses based on share price targets set prior to December 31, 1996 and December 31, 1997.

      On April 22, 1996, the Company entered into a two-year employment agreement with Barry Bookman, pursuant to which Mr. Bookman was to receive an annual salary of $200,000. As of January 1997, the employment agreement was terminated and Mr. Bookman is no longer an officer or employee of the Company. The option to purchase 45,000 shares was cancelled with respect to 35,000 shares and will expire on May 1, 1997 with respect to the remaining 10,000 shares.

    Director Compensation
    ---------------------

      The members of the Company's Compensation Committee for the year ended December 31, 1996 were Allan R. Lyons, Fred A. Shabel, Gerald B. Shreiber and Richard C. Yancey. Messrs. Lyons, Shreiber and Yancey, each an outside director, were paid $2,000 for attending audit committee meetings during 1996.

      Under the Company's 1992 Directors Stock Option Plan (the "Directors Plan"), each outside director receives an option to purchase 30,000 shares of Common Stock when he first becomes a director. Each September 1st thereafter, each outside director receives an option to purchase 15,000 shares of Common Stock at fair market value and an option to purchase 15,000 shares of Common Stock at 120% of fair market value. The options all expire upon the earlier of ten years from the date of grant or three months from the date the recipient ceases to be a director. At September 1, 1996, no shares were available for grant under the Directors Plan. On January 28, 1997, the shareholders approved an amendment to the Directors Plan increasing the number of shares issuable from 400,000 to 800,000. The options that would have been issued to Messrs. Dole and Lubert upon their election to the Board, and to Messrs. Lyons, Shabel, Shreiber and Yancey on September 1, 1996, were issued after the amendment to the plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The following table sets forth, as of March 31, 1997, information concerning beneficial ownership of shares of the Company's Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and (iv) all directors and officers of the Company as a group.

                                                        Shares
Name and Address                                        Beneficially    Percent of
of Beneficial Owner                                     Owned (1)       Class
------------------------                                -------------   ----------
Directors and Named Executive Officers*

Kenneth Goldin......................................    1,076,650(2)       7.3%
Barry Bookman.......................................       15,000(3)
Michael D. Hoppman..................................       40,196(4)        **
James G. Dole.......................................       30,000(5)        **
Ira M. Lubert.......................................      257,500(6)       1.8%
Allan R. Lyons......................................      231,500(7)       1.6%
Gerald B. Shreiber..................................       90,000(8)        **
Richard C. Yancey...................................      190,000(9)       1.3%

Five Percent Shareholders
Carole Goldin*......................................    1,274,500(10)      8.7%
McCullough Andrews & Cappeillo, Inc.***
  101 California Street, Suite 4250
  San Francisco, CA  94111..........................    1,259,150          8.6%
T. Rowe Price Associates, Inc.***
  100 East Pratt Street
  Baltimore, Maryland  21202........................      700,000          5.0%
Technology Leaders II Offshore C.V. ("TLO II")
  8000 The Safeguard Building
  435 Dover Park Drive
  Wayne, PA.  19087.................................    1,487,472(11)     10.1%
Technology Leaders II L.P. ("TL II")
  8000 The Safeguard Building
  435 Dover Park Drive
  Wayne, PA  19087..................................    1,872,528(12)     12.7%
Technology Leaders II Management L.P.
   8000 The Safeguard Building
   435 Dover Park Drive
   Wayne, PA  19087.................................    3,360,000(13)     22.9%

All Directors and Officers as a Group (12 persons)..    1,946,641(14)     13.2%

---------------


                       [see footnotes on following page]

* The address for each such person is c/o The Score Board, Inc., 1951 Old Cuthbert Road, Cherry Hill, New Jersey 08034.
**  Less than one percent.
*** Reflects information set forth on Forms 13F and 13G filed by the holder with the Securities and Exchange Commission.

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within sixty days after March 31, 1997. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities. Shares beneficially owned by Messrs. Dole, Lubert, Lyons, Shreiber and Yancey include 30,000 shares of Common Stock issuable upon exercise of stock options issued subsequent to the amendment of the Directors Plan. See Item 11. "Executive Compensation- Director Compensation."

(2) Includes 249,750 shares of Common Stock issuable upon exercise of currently exercisable stock options.

(3) Includes 10,000 shares of Common Stock issuable upon exercise of currently exercisable stock options.

(4) Includes 34,666 shares of Common Stock issuable upon exercise of currently exercisable stock options and 5,000 shares of Common Stock under an option exercisable within sixty days from the date of this Form 10-K.

(5) Includes 30,000 shares of Common Stock issuable upon exercise of currently exercisable stock options.

(6) Includes 30,000 shares of common stock issuable upon exercise of currently exercisable stock options. Mr. Lubert is one of the general partners of Technology Leaders II Management L.P. (see note 13).

(7) Includes 150,000 shares of Common Stock issuable upon exercise of currently exercisable stock options.

(8) Includes 90,000 shares of Common Stock issuable upon exercise of currently exercisable stock options.

(9) Includes 150,000 shares of Common Stock issuable upon exercise of currently exercisable stock options.

(10)Includes 96,000 shares of Common Stock issuable upon exercise of currently exercisable stock options.

(11)Includes 956,230 shares of Common Stock issuable upon exercise of currently exercisable warrants to purchase Common Stock.

(12)Includes 1,203,758 shares of Common Stock issuable upon exercise of currently exercisable warrants to purchase Common Stock.

(13)Includes 2,159,988 shares of Common Stock issuable upon exercise of currently exercisable warrants to purchase Common Stock. Technology Leaders II Management L.P. ("TLM II") is the sole general partner of TL II and co-general partner of TLO II. TL II and TLO II are venture capital funds which are required by their governing documents to make all investment, voting and disposition actions in tandem. TLM II has sole authority and responsibility for all investment, voting and disposition decisions for TL II and TLO II, which powers are exercised through its eleven-person executive committee, by whose decisions the general partner has agreed to be bound. As a result of TLM II's investment control over all of the Company's Common Stock held by TL II and TLO II, TLM II may be deemed to beneficially own all of the shares beneficially owned by TL II and TLO II. TLM II disclaims beneficial ownership of all such shares except to the extent of its proportionate pecuniary interest therein.

(14)Includes 763,166 shares of Common Stock issuable upon exercise of stock options.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

   In June 1994, the Company received proceeds of approximately $2,000,000 from a key man life insurance policy on the life of Paul Goldin, the Company's former Chairman of the Board, Chief Executive Officer and President. In accordance with Mr. Goldin's employment agreement, the Company is required to pay approximately $900,000 to Mr. Goldin's estate. During 1996, $220,000 was paid, and the amount payable to Mr. Goldin's estate as of December 31, 1996 was $248,000.

   On November 6, 1996, the Company issued 1,600,000 shares of its Common Stock at $2.49 per share and warrants to acquire 2,720,000 shares of its Common Stock at $3.07 per share to purchasers led by TL II and TLO II. Pursuant to the securities purchase agreement, TL II and TLO II have the right to name a director of the Company and have designated Ira M. Lubert as their nominee.

   In December 1996, the Company entered into a five-year strategic distribution agreement with Frontier relating to the development and marketing of prepaid phone cards for the domestic and international markets. As part of that transaction, Frontier was issued 125,000 warrants to purchase the Company's stock at prices ranging from $3.00 to $10.00 per share. Also, the Company agreed to nominate a representative of Frontier to the Company's Board of Directors. James G. Dole was selected by Frontier for this position.

                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a)(1)  The following financial statements are filed as part of this Report:

               (i)     Reports of Independent Public Accountants;
               (ii) Consolidated Balance Sheets as of December 31, 1996 and January 31, 1996;
               (iii) Consolidated Statements of Operations for the eleven months ended December 31, 1996 and years ended
                       January 31, 1996 and January 31, 1995;
               (iv) Consolidated Statements of Stockholders' Equity for the period from January 31, 1995 to December 31, 1996; and
               (v) Consolidated Statements of Cash Flow for the eleven months ended December 31, 1996 and years ended January 31, 1996 and January 31, 1995.

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

        3.1 Certificate of Incorporation, including certain amendments thereto (1)

        3.2 Amendment to Certificate of Incorporation, filed on January 14, 1991 (2)

        3.3 Amendment to Certificate of Incorporation, filed on October 26, 1993 (10)

        3.4    By-Laws (10)

        3.5    Amendment to By-Laws, dated June 21, 1990 (3)

        10.1   Employment Agreement with Kenneth Goldin* (10)

        10.2   401(k) Plan* (2)

        10.3 Lease Agreement with Woodlands Joint Venture for office and warehouse space at Troon Circle, Austell, Georgia (5), and amendment thereto, dated June 30, 1992 (8)

        10.4 Lease Agreement with Woodlands Joint Venture for warehouse space at Troon Circle, Austell, Georgia (10)

        10.5 Lease Agreement with Cherry Hill Commerce Center for office and warehouse space at Cuthbert Road, Cherry Hill, New Jersey (4)

        10.6 Lease Agreement with Cherry Hill Commerce Center for office and warehouse space at Cuthbert Road, Cherry Hill, New Jersey (10)

        10.7 Lease Agreement with Cherry Hill Commerce Center for office and warehouse space at Cuthbert Road, Cherry Hill, New Jersey (10)

        10.8 Sales Representation Agreement with Howard Kay, dated August 31, 1992 and amendments thereto, dated July 20, 1993 and November 4, 1993 (10)

        10.9 Form of Indenture, dated September 1, 1992, between The Score Board, Inc. and Bank America Trust Company of New York, as Trustee (6)

        10.10  Form of 9% Convertible Subordinated Debenture (6)

        10.11 Loan and Security Agreement by and between Congress Financial Corporation and The Score Board, Inc. dated July 31, 1995 (12)

        10.12  The Score Board, Inc. 1992 Stock Incentive Plan* (7)

        10.13  The Score Board, Inc. 1992 Directors Stock Option Plan* (7)

        10.14  The Score Board, Inc. 1993 Non-Employee Stock Option Plan* (9)

        10.15 Merchandise License Agreement between Paramount Pictures and The Score Board, Inc., dated June 25, 1991, and Amendments thereto dated October 30, 1991, June 1, 1992, August 13, 1992, August 1, 1993, September 15, 1993 (10) and November 10, 1994 (11) re: Star
               Trek memorabilia.

        10.16 License Agreement No. ML-2483D with Major League Baseball Properties, Inc. re: autographed and unautographed memorabilia, dated May 16, 1994 (11)**

        10.17 License Agreement with Major League Baseball Players Association re: autographed and unautographed memorabilia, dated May 16, 1994
               (11)**

        10.18 Securities Purchase Agreement, dated November 5, 1996, by and among The Score Board, Inc. and certain investors (13)

        21.1   Subsidiaries (13)

        23.1   Consent of Arthur Andersen (13)

        27.    Financial Data Schedule (13)

------------------

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

(8) Reference is hereby made to the Company's report on Form 10-K for the year ended January 31, 1993, as filed on May 3, 1993, which is hereby incorporated by reference.

(9) Reference is hereby made to the Company's Form S-3 Registration Statement, as filed on September 2, 1993, which is hereby incorporated by reference.

(10) Reference is hereby made to the Company's report on Form 10-K, for the fiscal year ended January 31, 1994, as filed on May 2, 1994 which is hereby incorporated by reference.

(11) Reference is hereby made to the Company's report on Form 10-K/A-1, as filed on May 31, 1995, which is hereby incorporated by reference.

(12) Reference is hereby made to the Company's report on Form 8-K, as filed on August 25, 1995, which is hereby incorporated by reference.

(13)  Filed herewith.

(b) Reports on Form 8-K during the fourth quarter of the period covered by this
Report: On December 19, 1996, the Company filed a report on Form 8-K reporting upon Item 8.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                    --------------------------------------

                        REPORT ON FINANCIAL STATEMENTS

                   ELEVEN MONTHS ENDED DECEMBER 31, 1996 AND

                     YEARS ENDED JANUARY 31, 1996 AND 1995

                     THE SCORE BOARD, INC AND SUBSIDIARIES
                     -------------------------------------

                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------

                   ELEVEN MONTHS ENDED DECEMBER 31, 1996 AND
                   -----------------------------------------

                     YEARS ENDED JANUARY 31, 1996 AND 1995
                     -------------------------------------



                                     INDEX
                                     -----



REPORTS OF THE INDEPENDENT PUBLIC ACCOUNTANTS                          F-1

CONSOLIDATED BALANCE SHEETS                                            F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                  F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)              F-5

CONSOLIDATED STATEMENTS OF CASH FLOW                                   F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Score Board, Inc.:

We have audited the accompanying consolidated balance sheets of The Score Board, Inc. and subsidiaries as of December 31, 1996 and January 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the eleven months ended December 31, 1996 and the year ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Score Board, Inc. and subsidiaries as of December 31, 1996 and January 31, 1996, and the results of their operations and their cash flows for the eleven months ended December 31, 1996 and for the year ended January 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company (i) has suffered recurring losses from operations, (ii) has a stockholders' deficit of $1,292,000 at December 31, 1996,
(iii) has experienced and continues to experience limitations on its ability to borrow, and (iv) is subject to certain litigation and other contingencies.
These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                    Arthur Andersen LLP
Philadelphia, Pa.,
April 10, 1997

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholder and Directors
The Score Board, Inc.

We have audited the consolidated statements of operations, stockholders' equity and cash flows of The Score Board, Inc. for the period ended January 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Score Board, Inc. as of January 31, 1995 and the results of its operations and cash flows for the period ended January 31, 1995 in conformity with generally accepted accounting principles.

                                    BDO SEIDMAN

Philadelphia, Pa.,
April 12, 1995

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                           ASSETS

                                                                         DECEMBER 31,      JANUARY 31,
                                                                            1996             1996
                                                                       -------------    -------------
CURRENT ASSETS:
  Cash                                                                 $     470,000    $     142,000
  Accounts receivable, net of reserve for returns and doubtful
    accounts of $3,200,000 and $1,925,000                                  6,157,000       14,895,000
  Inventories                                                             10,250,000       16,449,000
  Prepaid expenses and other                                                 741,000        2,784,000
  Prepaid contracts                                                          269,000        1,674,000
  Income tax receivable                                                     --                514,000
                                                                       -------------    -------------

     Total current assets                                                 17,887,000       36,458,000

  FIXED ASSETS,  net                                                       1,578,000        1,616,000
  INTANGIBLE AND OTHER ASSETS,  net                                          815,000        2,044,000
                                                                       -------------    -------------
                                                                       $  20,280,000    $  40,118,000
                                                                       =============    =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Bank indebtedness                                                    $   6,743,000    $   9,884,000
  Accounts payable                                                         6,749,000        9,122,000
  Accrued liabilities                                                      4,080,000        4,419,000
                                                                       -------------    -------------

     Total current liabilities                                            17,572,000       23,425,000
                                                                       -------------    -------------

SUBORDINATED DEBENTURES                                                    4,000,000       10,500,000
                                                                       -------------    -------------

COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock - $.01 par value, authorized
    10,000,000 shares; none issued                                          --               --
  Common stock - $.01 par value, authorized
    30,000,000 shares; issued 14,689,142 shares at
    December 31, 1996 and 11,822,642 at January 31, 1996                     147,000          118,000
  Additional paid-in capital                                              29,427,000       19,505,000
  Accumulated deficit                                                    (30,866,000)     (13,430,000)
                                                                       -------------    -------------

     Total stockholders' equity (deficit)                                 (1,292,000)       6,193,000
                                                                       -------------    -------------

                                                                       $  20,280,000    $  40,118,000
                                                                       =============    =============


       The accompanying notes are an integral part of these statements.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    ELEVEN
                                                 MONTHS ENDED
                                                 DECEMBER 31,             YEAR ENDED JANUARY 31,
                                                                          ----------------------
                                                     1996                 1996              1995
                                                 --------------      -------------     --------------
NET SALES                                        $  42,593,000       $ 74,953,000      $  72,799,000

COST OF GOODS SOLD                                  39,201,000         45,211,000         57,885,000
                                                 --------------      -------------     --------------

GROSS PROFIT                                         3,392,000         29,742,000         14,914,000
                                                 --------------      -------------     --------------
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                          20,444,000         28,126,000         30,082,000

REALIGNMENT, RESTRUCTURING AND DISCONTINUANCE
 OF PRODUCT LINES                                    --                 5,675,000         23,800,000

SECURITIES LITIGATION SETTLEMENT                     --                 2,175,000            --

NET PROCEEDS FROM INSURANCE                          --                   --              (1,100,000)
                                                 --------------      -------------     --------------

NET LOSS FROM OPERATIONS                           (17,052,000)        (6,234,000)       (37,868,000)

INTEREST EXPENSE                                     1,338,000          1,970,000          2,388,000
                                                 --------------      -------------     --------------
NET LOSS BEFORE INCOME TAXES
 AND EXTRAORDINARY GAIN                            (18,390,000)        (8,204,000)       (40,256,000)

INCOME TAX BENEFIT                                   --                   --              (6,440,000)
                                                 --------------      -------------     --------------

NET LOSS BEFORE EXTRAORDINARY GAIN                 (18,390,000)        (8,204,000)       (33,816,000)

EXTRAORDINARY GAIN RESULTING
 FROM EARLY EXTINGUISHMENT OF
 DEBT                                                  954,000            --                 --
                                                 --------------      -------------     --------------

NET LOSS                                         $ (17,436,000)      $ (8,204,000)     $ (33,816,000)
                                                 ==============      =============     ==============
NET LOSS PER SHARE BEFORE
 EXTRAORDINARY GAIN                              $       (1.42)      $      (0.71)     $       (3.01)
                                                 ==============      =============     ==============

NET LOSS PER SHARE                               $       (1.35)      $      (0.71)     $       (3.01)
                                                 ==============      =============     ==============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                        12,919,000         11,558,000         11,243,000
                                                 ==============      =============     ==============



       The accompanying notes are an integral part of these statements.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF
                        STOCKHOLDERS' EQUITY (DEFICIT)

                                                     COMMON STOCK                 ADDITIONAL         RETAINED
                                            --------------------------------       PAID-IN           EARNINGS
                                                   SHARES           AMOUNT         CAPITAL           (DEFICIT)
                                            --------------------------------    --------------    --------------
BALANCE, JANUARY 31, 1994                      11,205,748      $    112,000      $ 16,851,000      $ 28,590,000

Exercise of stock options                          44,000           --                168,000           --
Net loss                                          --                --              --              (33,816,000)
                                            --------------    --------------    --------------    --------------

BALANCE, JANUARY 31, 1995                      11,249,748           112,000        17,019,000        (5,226,000)

Exercise of stock options                         142,500             2,000           490,000           --
Issuance of shares in settlement of
  securities litigation                           430,394             4,000         1,996,000           --
Net loss                                          --                --              --               (8,204,000)
                                            --------------    --------------    --------------    --------------

BALANCE, JANUARY 31, 1996                      11,822,642           118,000        19,505,000       (13,430,000)

Exercise of stock options                         154,500             2,000           312,000           --
Issuance of shares related
  to early extinguishment of
  debt                                            912,000             9,000         5,225,000           --
Issuance of shares related to
  private placement                             1,600,000            16,000         3,833,000           --
Options granted in lieu of compensation           --                    --            214,000           --
Stock issued in lieu of compensation              200,000             2,000           338,000           --
Net loss                                          --                --                --            (17,436,000)
                                            --------------    --------------    --------------    --------------

BALANCE, DECEMBER 31, 1996                     14,689,142      $    147,000      $ 29,427,000      $(30,866,000)
                                            ==============    ==============    ==============    ==============


       The accompanying notes are an integral part of these statements.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  ELEVEN
                                                                               MONTHS ENDED
                                                                               DECEMBER 31,         YEAR ENDED JANUARY 31,
                                                                                                    ----------------------
                                                                                   1996              1996              1995
OPERATING ACTIVITIES:                                                          ------------      -------------     -------------
     Net loss                                                                  $(17,436,000)     $ (8,204,000)     $(33,816,000)
     Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities:
      Realignment,restructuring and discontinuance of product lines                 --              5,675,000        23,800,000
      Cash used in restructuring                                                   (405,000)       (1,425,000)       (4,514,000)
      Depreciation                                                                1,299,000         1,477,000         1,406,000
      Provision for doubtful accounts and returns                                 2,456,000         1,092,000         5,522,000
      Amortization of intangible assets                                             714,000           919,000           968,000
      Settlement of lawsuit                                                         --              2,000,000           --
      Gain on early extinguishment of debt                                         (954,000)          --                --
      Options granted in lieu of cash                                               214,000           --                --
      Stock issued in lieu of cash                                                  340,000           --                --
      Deferred taxes                                                                --                --              1,168,000
     Changes in operating assets and liabilities:
      Accounts receivable                                                         6,282,000        (2,073,000)        7,967,000
      Inventories                                                                 6,199,000          (498,000)        2,209,000
      Prepaid expenses and contracts                                              3,438,000           943,000         1,594,000
      Other assets                                                                  132,000          (179,000)          (97,000)
      Accounts payable                                                           (2,373,000)       (2,339,000)        1,883,000
      Accrued liabilities                                                           514,000          (443,000)       (1,002,000)
      Income tax receivable                                                         514,000         7,660,000        (8,089,000)
                                                                               ------------      -------------     ------------
           Net cash provided by (used in)
            operating activities                                                    934,000         4,605,000        (1,001,000)
                                                                               ------------      -------------     ------------
INVESTING ACTIVITIES:
     Purchases of fixed assets                                                   (1,261,000)         (152,000)         (367,000)
                                                                               ------------      -------------     ------------




       The accompanying notes are an integral part of these statements.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                  ELEVEN
                                                               MONTHS ENDED
                                                               DECEMBER 31,         YEAR ENDED JANUARY 31,
                                                                                    ----------------------
                                                                   1996             1996              1995
                                                               ------------     -------------      ------------
FINANCING ACTIVITIES:
 Net borrowings (repayments) of bank indebtedness               (3,141,000)       (4,212,000)       (1,934,000)
 Proceeds from the exercise of stock options                       314,000           492,000           168,000
 Net proceeds from private placement of equity                   3,849,000           --                --
 Payments of capital lease obligations                            (367,000)         (312,000)         (372,000)
 Deferred financing costs                                          --               (380,000)         (116,000)
                                                               ------------     -------------      ------------
    Net cash provided by (used in)
     financing activities                                          655,000        (4,412,000)       (2,254,000)
                                                               ------------     -------------      ------------

NET INCREASE (DECREASE) IN CASH                                    328,000            41,000        (3,622,000)

CASH, BEGINNING OF PERIOD                                          142,000           101,000         3,723,000
                                                               ------------     -------------      ------------

CASH, END OF PERIOD                                            $   470,000      $    142,000       $   101,000
                                                               ============     =============      ============
SUPPLEMENTARY DISCLOSURE OF
 CASH FLOW INFORMATION:

 Cash paid for interest                                        $ 1,401,000      $  2,218,000       $ 2,369,000
                                                               ============     =============      ============

 Cash (received) paid for income taxes                         $  (602,000)     $ (7,660,000)      $   481,000
                                                               ============     =============      ============

 New capital leases                                            $   --           $    --            $   354,000
                                                               ============     =============      ============







        The accompanying notes are an integral part of these statments

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

Change in Reporting Period

In December 1996, the Company changed its fiscal year-end from January 31 to December 31, making the fourth quarter ended December 31, 1996, a two month period and the year ended December 31, 1996 an eleven-month period.

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

Financial Instruments

The carrying value of the Company's outstanding bank indebtedness is considered to approximate fair value on December 31, 1996. The fair value of the Company's $4,000,000 convertible subordinated debentures is estimated at $800,000 based on discussions with investment advisors.

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

Net Loss Per Share

Loss per share is based on the weighted average number of common shares and common stock equivalents outstanding during the respective periods. Common stock equivalents are not considered in the calculation of net loss per share since they would be antidilutive.

New Accounting Pronouncements

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The Company adopted SFAS No. 121 effective February 1, 1996. The adoption did not have an effect on the Company's financial condition or results of operations.

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans. This statement also applied to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company has adopted the disclosure requirement of this statement (see Note 10).

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2.  GOING CONCERN

The Company has incurred significant operating losses during each of the past three years, including a net loss of $17,436,000 for the eleven months ended December 31, 1996. In addition, stockholders equity has decreased from $6,193,000 at January 31, 1996 to a deficit of $1,292,000 at December 31, 1996 and working capital has decreased from $13,033,000 at January 31, 1996 to $315,000 at December 31, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

As discussed in Note 8, at December 31, 1996, the Company was in violation of certain loan covenants under the loan agreement with its bank. Effective March 31, 1997, the violations were waived and the covenants modified. The Company expects to be in compliance with the revised covenants during 1997; however, such compliance cannot be assured. Further, as discussed in Note 11, the Company became aware of an incident that could be deemed to be in violation of certain
laws or in breach of certain contractual obligations.   There is no assurance
that this incident will not result in a material adverse effect on the Company.

The Company's continued existence is dependent upon its ability to attain satisfactory levels of future cash flows from operations and its ability to meet the new bank covenants.

The Company has started a plan to increase working capital by entering into a strategic distribution agreement with a telecommunication services company for the development and marketing of telephone calling cards. In addition, the Company is implementing various cost cutting measures. The Company has also added new directors to its Board and has hired a new President and Chief Operating Officer. Although the results of these actions cannot be predicted, the Company believes these steps are appropriate and will help the Company reorganize its operations.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.  REALIGNMENT, RESTRUCTURING AND PRODUCT LINE ADJUSTMENT COSTS

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

                                   Year Ended January 31,
                                   -----------------------
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
                                   ==========  ===========

At December 31, 1996 and January 31, 1996, approximately $446,000 and $850,000, respectively, remains in accrued liabilities for costs primarily associated with the closing of the subsidiary and severance.

4.  NET PROCEEDS FROM OFFICER'S LIFE INSURANCE

In May 1994, the Company's President and Chief Executive Officer passed away. The Company received proceeds from the key man life insurance policy of approximately $2,000,000 in June 1994. In accordance with the officer's employment agreement, the Company is required to pay approximately $900,000 to a named beneficiary. The liability outstanding at December 31, 1996 is $248,000, which is due to a relative of the Company's current President and Chief Executive Officer.

5.   INVENTORIES





                                  December 31,   January 31,
                                     1996           1996
                                 -------------   ------------
Raw materials                    $  2,865,000     $ 1,940,000
Work-in-process                       579,000       1,616,000
Finished goods                     10,881,000      17,516,000
Valuation reserve                  (4,075,000)     (4,623,000)
                                 ------------     -----------

                                 $ 10,250,000     $16,449,000
                                 ============     ===========


6.  FIXED ASSETS


                                  December 31,   January 31,
                                      1996          1996
                                  ------------   -----------
Computer equipment and
  software                       $  3,681,000    $ 3,069,000
Equipment                             893,000        965,000
Furniture and fixtures                565,000        833,000
Automobiles                                --         78,000
Leasehold improvements              1,115,000      1,134,000
                                 ------------    -----------
                                    6,254,000      6,079,000
Less accumulated depreciation
 and amortization                 ( 4,676,000)    (4,463,000)
                                 ------------    -----------

                                 $  1,578,000    $ 1,616,000
                                 ============    ===========

Computer equipment and software includes amounts under capital leases of $934,000 at December 31, 1996 and $1,367,000 at January 31, 1996. Accumulated amortization of leased property is approximately $768,000 at December 31, 1996 and $1,032,000 at January 31, 1996.

7.  INTANGIBLE AND OTHER ASSETS

                                 December 31,    January 31,
                                     1996           1996
                                 -------------  -------------

License agreements and other       $       --   $  2,342,000
Deferred financing costs            1,087,000      1,568,000
Goodwill                                   --        595,000
                                   ----------   ------------
                                    1,087,000      4,505,000
Less accumulated amortization        (620,000)   ( 2,959,000)
                                   ----------   ------------
Net intangible assets                 467,000      1,546,000
Other assets                          348,000        498,000
                                   ----------   ------------

                                   $  815,000   $  2,044,000
                                   ==========   ============

8.  BANK INDEBTEDNESS AND SUBORDINATED DEBENTURES

In July 1995, the Company obtained a three-year revolving credit facility with Congress Financial Corporation. This facility replaced the previous financial arrangement with Mellon Bank, N.A. Borrowings under the facility are available up to $12,000,000, subject to availability, based on eligible accounts receivable and inventories, as defined. Interest is charged at prime plus 2%. The facility is secured by essentially all of the Company's assets and subject to financial and non-financial covenants. The available credit, based on collateral at December 31,1996, was $6,925,000, of which $6,743,000 was outstanding.

At December 31, 1996, the Company was in violation of certain loan covenants under the loan agreement with its bank. Effective March 31, 1997, the violations were waived and the covenants modified. The Company expects to be in compliance with the revised covenants during 1997; however, such compliance cannot be assured.

The weighted average interest rate on bank debt was 10.3%, 11.5%, and 8.31% for the eleven months ended December 31, 1996 and fiscal 1996 and 1995 respectively. Year-end interest rates were 10.3%, 10.5% and 10.0% -10.5% ; maximum outstanding bank debt during the eleven months ended December 31, 1996 and fiscal years 1996 and 1995 was $10,538,000, $14,096,000 and $18,380,000; average outstandings were
$8,186,000, $8,544,000 and $15,580,000.

In fiscal 1993, the Company completed two private placements for a total of $10,500,000 principal amount of 9% convertible, subordinated debentures and received $9,429,000, net of expenses. On May 28, 1996, one of the holders of the Company's convertible subordinated debentures exchanged $3,500,000 and $3,000,000 in principal amount of debentures due September 1, 2002 and February 1, 2003, respectively for 912,000 shares of the Company's Common Stock. The early retirement of the debentures resulted in a one time extraordinary pretax gain of $954,000. The remaining $4,000,000 are due February 1, 2003 and are convertible at $11.37 per share. They became callable in 1996 starting at 106% and declining pro-rata over the respective lives of the obligations.

9.  INCOME TAXES

Income tax benefit consists of the following:

                                                              Eleven
                                                           Months Ended
                                                           December 31,      Year Ended January 31,
                                                                             ----------------------
                                                              1996            1996          1995
                                                           -------------   -----------   -----------
Current:
   Federal                                                 $    --         $     --     $( 7,624,000)
   State                                                        --               --         (550,000)
                                                           -----------     -----------   ------------
                                                                                 --      ( 8,174,000)
                                                           -----------     -----------   ------------
Deferred:
   Federal                                                 (5,928,000)     (2,720,000)    (4,523,000)
   State                                                   (1,046,000)     (  480,000)    (  265,000)
                                                           -----------     -----------   ------------
                                                            6,947,000       3,200,000      4,788,000
                                                           -----------     -----------   ------------

Increase in valuation allowance                             6,947,000      (3,200,000)    (6,522,000)
                                                           -----------     ------------  ------------
                                                           $    --         $     --      $(6,440,000)
                                                           ============    ===========   ============

A reconciliation of the effective income tax rate with the statutory Federal income tax rate is as follows:

                                                                Eleven
                                                             Months Ended
                                                             December 31,    Year Ended January 31,
                                                                             ----------------------
                                                                1996           1996           1995
                                                            -----------    ------------   ------------
     Statutory rate                                            (34%)           (34)%           (34)%

     State income taxes, net
      of Federal benefit                                       ( 6%)            (6)%           ( 1)%
     Other                                                       1%               1%              2%
     Increase in valuation allowance                            39%              39%             17%
                                                            -----------    ------------   ------------
                                                                --%              --%           (16)%
                                                            ===========    ============   ============

The major components of the net deferred tax asset as of December 31, 1996 are as follows:


Inventory valuation                        $ 1,630,000
Property                                       360,000
Accounts receivable reserve                    120,000
Other reserves and accrued expenses            204,000
Net operating loss carry forwards           14,000,000
                                           -----------
                                            16,314,000
Valuation allowance                        (16,314,000)
                                          ------------
                                          $     - -
                                          ============

Management has established a full valuation allowance for the net deferred asset due to the uncertainty of its realization. At December 31, 1996, the Company has approximately $ 35,000,000 of net operating loss carry forwards that begin to expire in 2010 for federal tax purposes and in varying years for state tax purposes.

10.  STOCKHOLDERS' EQUITY

Stock Option Plans

The Company maintains four stock option plans that permit the grant of options to purchase shares of common stock. Under the plans, Incentive Stock Options may be granted to key employees, including officers and directors who are also employees, and Non-Qualified Options may be granted to key employees, officers, directors, athletes, advisors and consultants. The maximum term of any option under the plans is ten years and the option price per share may not be less than 100% of the fair market value of the Company's common stock on the date the option is granted (110% in the case of incentive stock options granted to persons owning more than 10% of the voting stock of the Company and 120% in the case of certain non-qualified stock options granted under the Director's Plan).

Aggregate option activity is as follows:

                                     Number        Price
                                   of shares       Range
                                  ------------  -----------
Outstanding, January 31, 1994       1,623,200     .67-17.00
 Granted                              340,000    2.50- 2.75
 Exercised                            (44,000)    .67- 9.13
 Canceled                           ( 307,800)   8.13-17.00
                                    ---------   -----------
Outstanding, January 31, 1995       1,611,400    1.54-17.00
 Granted                              905,750    3.875-7.20
 Exercised                          ( 142,500)   2.75- 4.25
 Canceled                           ( 329,710)   1.54-17.00
                                    ---------   -----------
Outstanding, January 31, 1996       2,044,940    1.75-17.00
 Granted                              874,750    1.625-5.13
 Exercised                          ( 154,500)   1.625-4.31
 Canceled                           ( 621,440)  2.50 -17.00
                                    ---------   -----------
Outstanding, December 31, 1996      2,143,750   1.625-13.95
                                    =========   ===========

At December 31, 1996, 50,100 options were available for grant under the plans and 1,381,948 outstanding options, with an average exercise price of $6.69 per share, were exercisable.

          The Company applies Accounting Principal Board Opinion No. 25, "Accounting for stock Issued to Employees", and the related interpretations in accounting for its stock option plans. The disclosure requirement of SFAJ 123 was adopted by the Company in 1996. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS 123, the Company's net loss would have been increased to the following pro forma amounts:



                                      Eleven
                                   Months Ended            Year Ended
                                   December 31,            January 31,
                                      1996                    1996
                                   -------------           -----------

Net loss, as reported              $(17,436,000)           $(8,204,000)

Pro forma loss                     $(18,053,000)           $(9,405,000)


The fair value of the options granted during the period ranges from $1.82 to $7.20 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield - 0%, volatility - 87%, weighted average risk-free interest rate - 7%, and an expected life ranging from 3 to 5 years.

Private Equity Placement

On November 4, 1996, the Company completed a private placement of $4,000,000 of its Common Stock and received $3,849,000, net of expenses. Pursuant to the private placement agreement, the Company issued 1,600,000 shares of its Common Stock at $2.49 per share and warrants to acquire 2,720,000 shares of Common Stock at $3.07 per share to the Investors. The expiration date of the warrants are as follows:

                                Number of Warrants    Expiration Date
                                ------------------    ---------------
        Series A                 1,925,000            November 5, 2006
        Series B                   233,333            November 5, 2001
        Series C                   233,333            November 5, 2002
        Series D                   128,334            November 5, 2006
        Series E                   200,000            November 5, 2001

The series B, C and D have earlier expiration dates in the event stock price is greater than $6.00, $7.25 and $9.00 per share, respectively for any 30 day period during the term.

Other Warrants

In December 1996, the Company signed a five-year distribution agreement with Frontier Communications International, Inc. ("Frontier") relating to the development and marketing at prepaid phone cards for the domestic and international markets. As part of the agreement, the Company issued warrants to acquire 125,000 shares of its common stock, 25,000 at $3.00 per share, 50,000 at $5.00 per share and 50,000 at $10.00 per share. The warrants expire on December 2001.

11.  COMMITMENTS AND CONTINGENCIES

Personal Service Contracts

The Company has entered into personal service contracts with current and former professional athletes and entertainers to purchase autographs on a per signature basis, and also, in some cases, for performing other services, including personal appearances and licensed product rights on behalf of the Company. Minimum future commitments as of December 31, 1996, under these contracts are as follows:



              1997           $3,967,000
              1998            1,015,000
              1999              525,000
              2000              526,000
              2001              526,000
              Thereafter      3,217,000

The Company is often required to make initial cash payments on personal service contracts. As of December 31, 1996 and January 31, 1996, the Company has prepaid $269,000 and $1,674,000, respectively, under these contracts.

Lease Agreements

The Company leases office and warehouse space under leases accounted for as operating leases. At December 31, 1996, future minimum annual rentals for leases with remaining lease terms in excess of one year are as follows:


                        1997          $ 924,000
                        1998            907,037
                        1999            487,117
                        2000            417,433
                        2001            425,600

Rent expense for the eleven months ended December 31, 1996 and years ended January 31, 1996 and 1995 was $555,000, $701,000 and $1,008,000 respectively.
Subleasing income of $343,000, $337,000 and $70,000 is expected to be received in 1997, 1998 and 1999 respectively.

Litigation

During 1996, the Company distributed trading card products that were advertised to contain so-called "vintage" cards, thereby creating the impression that these cards were in actuality printed in prior years. A small percentage of these products contained reprints of cards previously published by the Company rather than originals of these "vintage" cards. The sale of the products, which had been approved by the Company's Chief Executive officer, ceased in February 1997, and internal procedures were reinforced to ensure that such activity does not recur. Although the Company believes the incident has been handled in a professional and thorough manner, the inclusion of the reprinted cards could be deemed to be in violation of certain laws or to be in breach of certain contractual obligations and, accordingly, there is no assurance that it will not result in a material adverse effect on the Company. The Company incurred approximately $300,000 of charges related to this incident in the quarter ended December 31, 1996.

In August 1996, a purported class action was filed against the Company in the United States District Court for the District of New Jersey. The suit alleges, among other things, that the practice of randomly inserting chase cards in packages of trading cards constitutes illegal gambling activity in violation of state and federal law, including the Racketeer influenced and Corrupt Organization Act. Plaintiffs seek certification of a class of persons who, within the applicable statute of limitations, purchased packages of the Company's trading cards that might contain randomly inserted chase cards. The Company's motion to dismiss the suit is currently pending. No discovery has commenced.

On February 14, 1995, Upper Deck Authenticated, Ltd. ("UDA") filed suit against the Company and three unaffiliated entities in the United States District Court for the Southern District of California alleging, inter alia, that the Company had engaged in unfair competition and violated UDA's right to use the indicia of certain athletes on sports memorabilia and collectibles. The Company has responded to UDA's suit by denying all wrongdoing and filing its own claims against UDA, Upper Deck Company and their President, charging them with unfair competition, defamation and tortious interference with current and prospective contractual relations. Discovery in this matter is ongoing and the Company provided a $500,000 reserve in fiscal 1996 for estimated legal fees related to this suit, as management plans to vigorously defend these actions. The Company does not expect the outcome of these actions to have a material adverse effect on its financial position or results of operations.

In August 1994, eight separate proposed class action lawsuits were filed against the Company and individual defendants alleging, inter alia, securities fraud under the federal securities laws. On November 17, 1994, the plaintiffs in these lawsuits filed a consolidated amended class action complaint. On June 27, 1995, the Company reached an agreement for the full settlement and dismissal of shareholder litigation, and on November 6, 1995 the settlement received final court approval. The settlement required the Company to pay $300,000 in cash (paid by insurance) and $2,000,000 in the Company's Common Stock (430,394 shares). Accordingly, the Company recorded a one-time pre-tax, non cash charge of $2,000,000 to reflect the fair value of Common Stock on the settlement date. In addition, the Company incurred legal and other fees of approximately $175,000 associated with the shareholder litigation.

The Company is involved in various other legal proceedings and claims incident to the conduct of its business which management believes will not have a significant adverse impact on the financial position or results of operations.

12.  ROYALTY AGREEMENTS

The Company has signed various royalty agreements which permit the Company to produce and market products utilizing licensed names, logos, likenesses and trademarks. Most royalty agreements require the Company to pay a royalty equal to a percentage of specified net sales ranging from 3.75% to 20% subject to minimum guarantees aggregating $4,817,000 of which the Company has paid $3,921,000 as of December 31, 1996. The royalty agreements expire at various dates through October 30, 2002. Royalty expense under the agreements for the eleven months ended December 31, 1996 and years ended January 31, 1996 and 1995 was $4,146,000, $6,167,000 and $4,165,000 respectively.

13.  SIGNIFICANT CUSTOMER AND SUPPLIER CONCENTRATIONS

During the eleven months ended December 31, 1996 and the years ended January
31, 1996 and 1995 sales to national and regional cable television networks accounted for approximately 31%, 22% and 18% of the Company's net sales. Sales to one of these television shopping networks during the eleven months ended December 31, 1996 and fiscal 1996 and 1995 were approximately $7,981,000,
$12,872,000 and $11,289,000,  respectively.   The Company has no written
agreement with this customer. The loss of this customer, or cable television as a sales outlet for the Company's products, could have a material adverse impact on the Company's results of operations.

At January 31, 1996, the Company had accounts receivable totaling $4,378,000, or 27% of gross receivables due from another major customer who is in the retail business. Sales to that customer in fiscal 1996 were $7,097,000.

The Company relies on one key vendor as the sole supplier of its trading card products. Although management believes that other vendors could provide similar products on relatively comparable terms, an unanticipated change in this vendor's supply to the Company could have a material adverse impact on the Company's results of operations. At December 31, 1996 and January 31, 1996, the Company had payables to this vendor totaling $1,584,000 and $1,661,000, respectively.

14.  BENEFIT PLAN

The Company has a defined contribution (401K) plan under which participation is available to all employees meeting minimum service and age requirements. Participants may contribute a percentage of their compensation limited to a dollar amount set by law. The Company may contribute a discretionary matching contribution up to 4% of the employees salary, and an additional discretionary amount determined each year by the Company. Employer contributions for the eleven months ended December 31, 1996 and the years ended January 31, 1996 and 1995 were $32,000, $100,000 and $120,000, respectively.

15.  UNAUDITED QUARTERLY DATA - ( IN THOUSANDS, EXCEPT PER SHARE DATA)

The following is a summary of unaudited quarterly data for the eleven months ended December 31, 1996 and the year ended January 31, 1996:

                                                                 Two
Eleven Months                    First      Second    Third     Months
Ended December 31, 1996          Quarter    Quarter   Quarter   Ended
                                 -------    -------   -------   -----
Net sales                        $14,167    $ 9,543   $14,567   $  4,316
Gross profit (loss)                3,555    ( 4,799)    5,713    ( 1,077)
Income (loss) from operations     (1,543)   (11,637)      907    ( 4,779)
Net income (loss)                 (2,062)   (11,964)      600    ( 4,964)
Net income (loss) per share       ( 0.17)   (  0.94)     0.05    (   .34)

Year Ended                       First      Second    Third     Fourth
January 31, 1996                 Quarter    Quarter   Quarter   Quarter
                                 -------    -------   -------   -------
Net sales                        $15,562    $16,499   $23,947   $18,945
Gross profit                       6,853      7,881     9,533     5,475
Income (loss) from operations        990     (1,080)    2,277   ( 8,421)
Net income (loss)                    526     (1,538)    1,768   ( 8,960)
Net income (loss) per share         0.05     ( 0.14)     0.16     (0.76)


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Score Board, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Score Board, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated April 10, 1997. Our report on the financial statements includes an explanatory paragraph with respect to the Company's ability to continue as a going concern as discussed in Note 2 to the financial statements. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14a(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                Arthur Andersen LLP

Philadelphia, Pa.,
April 10, 1997

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


                                        BDO SEIDMAN

Philadelphia, Pa.,
April 12, 1995

                             THE SCORE BOARD, INC.
                             ---------------------
                         FINANCIAL STATEMENT SCHEDULES
                         -----------------------------
ELEVEN MONTHS ENDED DECEMBER 31, 1996 AND YEARS ENDED JANUARY 31, 1996 AND 1995
-------------------------------------------------------------------------------


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

                             THE SCORE BOARD, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  SCHEDULE II



                          Balance at    Additions     Deduction      Balance at
                          Beginning     Charged to    from           End of
Description               of Period     Expense       Reserves(a)    Period
-----------               ---------     ---------     -----------    ------
Allowance for doubtful
accounts and returns:

Eleven months ended
12/31/96                  $1,925,000    $ 2,456,000   $(1,181,000)   $3,200,000

Year ended 1/31/96        $2,258,000    $ 1,092,000   $(1,425,000)   $1,925,000

Year ended 1/31/95        $1,203,000    $ 5,522,000   $(4,467,000)   $2,258,000

Inventory valuation
allowance:

Eleven months ended       $4,623,000    $ 5,190,000   $(5,738,000)   $4,075,000
12/31/96

Year ended 1/31/96        $9,690,000    $(  823,000)  $(4,244,000)   $4,623,000

Year ended 1/31/95        $1,219,000    $13,939,000   $(5,468,000)   $9,690,000

(a)  Uncollectible accounts charged against the reserve, net of recoveries.

                                    SIGNATURES
                                    ----------


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 15, 1997.

                                THE SCORE BOARD, INC.


                           By:  /s/ Kenneth Goldin
                                --------------------------------------
                                Kenneth Goldin, Chairman of the Board
                                and Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signatures                         Title                               Date
----------                         -----                               ----

/s/ Kenneth Goldin          Chairman of the Board and         April 15, 1997
----------------------      Chief Executive Officer
Kenneth Goldin


/s/ Michael D. Hoppman      Vice President - Finance,         April 15, 1997
----------------------      Principal Financial Officer and
Michael D. Hoppman          Principal Accounting Officer


/s/ James G. Dole           Director                          April 15, 1997
----------------------
James G. Dole


/s/ Ira M. Lubert           Director                          April 15, 1997
----------------------
Ira M. Lubert


/s/ Allan R. Lyons          Director                          April 15, 1997
----------------------
Allan R. Lyons


/s/ Gerald B. Shreiber      Director                          April 15, 1997
----------------------
Gerald B. Shreiber


/s/ Richard C. Yancey       Director                          April 15, 1997
----------------------
Richard C. Yancey