Form 10-Q
period 1997-03-31
SCORE BOARD INC
filed 1997-05-15
CIK 813013

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ------------


  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997
                              --------------------------------------------------
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ____________________

      Commission File No       0-16913
                        --------------------------------------------------------

                              THE SCORE BOARD, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New Jersey                                      22-2766077
--------------------------------------                   ----------------
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

       Fiscal year end has been changed from January 31st to December 31st
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes X  No
                                            ---   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares outstanding on March 31, 1997 was 14,689,142.

Total No. of Pages:  9
Exhibit Index: Page  8

                              THE SCORE BOARD, INC.

                                      INDEX

PART I               FINANCIAL INFORMATION

Item 1.              Financial Statements

                     Consolidated Balance Sheet as of
                       March 31, 1997 (Unaudited) and
                       December 31, 1996                                3

                     Consolidated Statements of Operations
                       For the Three Months Ended
                       March 31, 1997 and April 30, 1996 (Unaudited)    4

                     Consolidated Statements of Cash Flow
                       For the Three Months Ended March 31,
                       1997 and April 30, 1996 (Unaudited)              5

                     Notes to Consolidated Financial
                       Statements (Unaudited)                           6

Item 2.              Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations.                                      7-8

PART II.             OTHER INFORMATION


        Item 6.      Exhibits and Reports on Form 8-K                   8


                     Signature Page                                     8

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                                         MARCH 31,          DECEMBER 31,
                                                                            1997                1996
                                                                       ------------         ------------
                                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash                                                                 $     56,000         $    470,000
  Accounts receivable, net of reserve for returns and doubtful
    accounts of $2,800,000 and $3,200,000                                 5,444,000            6,157,000
  Inventories                                                            10,608,000           10,250,000
  Prepaid expenses                                                          718,000              741,000
  Prepaid contracts                                                         248,000              269,000
                                                                       ------------         ------------

    Total current assets                                                 17,074,000           17,887,000

  FIXED ASSETS,  net                                                      1,417,000            1,578,000
  INTANGIBLE AND OTHER ASSETS,  net                                         687,000              815,000
                                                                       ------------         ------------

                                                                       $ 19,178,000         $ 20,280,000
                                                                       ============         ============




                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Bank indebetedness                                                   $  6,296,000         $  6,743,000
  Accounts payable                                                        8,332,000            6,749,000
  Accrued liabilities                                                     3,376,000            4,080,000
                                                                       ------------         ------------

    Total current liabilities                                            18,004,000           17,572,000
                                                                       ------------         ------------

SUBORDINATED DEBENTURES                                                   4,000,000            4,000,000
                                                                       ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value, authorized
    10,000,000 shares; none issued                                             --                   --
  Common stock - $.01 par value, authorized
    30,000,000 shares; issued 14,689,142 shares at
    March 31, 1997 and December  31, 1996                                   147,000              147,000
  Additional paid-in capital                                             29,427,000           29,427,000
  Accumulated deficit                                                   (32,400,000)         (30,866,000)
                                                                       ------------         ------------

    Total stockholders' equity (deficit)                                 (2,826,000)          (1,292,000)
                                                                       ------------         ------------

                                                                       $ 19,178,000         $ 20,280,000
                                                                       ============         ============

       The accompanying notes are an integral part of these statements.

                     THE SCORE BOARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED
                                          -----------------------------------
                                          MARCH 31, 1997       APRIL 30, 1996
                                          --------------       --------------
NET SALES                                  $ 11,182,000        $  14,167,000

COST OF GOODS SOLD                            7,532,000           10,612,000
                                          --------------       --------------

GROSS PROFIT                                  3,650,000            3,555,000
                                          --------------       --------------

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                    4,928,000            5,098,000
                                          --------------       --------------

NET LOSS FROM OPERATIONS                     (1,278,000)          (1,543,000)

INTEREST EXPENSE                                256,000              519,000
                                          --------------       --------------

NET LOSS BEFORE INCOME TAXES                 (1,534,000)          (2,062,000)

INCOME TAXES (BENEFIT)                              -                    -
                                          --------------       --------------

NET LOSS                                   $ (1,534,000)        $ (2,062,000)
                                          ==============       ==============

NET LOSS PER SHARE                         $      (0.10)        $      (0.17)
                                          ==============       ==============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                14,689,000           11,826,000
                                          ==============       ==============


        The accompanying notes are an integral part of these statements.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





                                                                            THREE MONTHS ENDED
                                                                    ------------------------------------
                                                                    MARCH 31, 1997       APRIL 30, 1996
                                                                    --------------       ---------------
OPERATING ACTIVITIES:

     Net loss                                                         $(1,534,000)        $(2,062,000)
     Adjustments to reconcile net loss to
       net cash provided by operating activities:
       Cash used in restructuring                                         (43,000)            259,000
       Depreciation                                                       196,000             382,000
       Provision for doubtful accounts and reserve for returns           (451,000)           (350,000)
       Amortization of intangible assets                                   53,000             248,000
     Changes in operating assets and liabilities:
       Accounts receivable                                              1,164,000           4,280,000
       Inventories                                                       (358,000)          1,543,000
       Prepaid expenses and contracts                                      44,000              16,000
       Other assets                                                        75,000            (306,000)
       Accounts payable                                                 1,583,000          (1,655,000)
       Accrued liabilities                                               (626,000)           (555,000)
                                                                      -----------         -----------

          Net cash provided by operating activities                       103,000           1,800,000
                                                                      -----------         -----------

INVESTING ACTIVITIES:
     Purchases of fixed assets                                            (35,000)           (212,000)
                                                                      -----------         -----------

FINANCING ACTIVITIES:
     Net repayments of bank indebtedness                                 (447,000)         (1,616,000)
     Proceeds from the exercise of stock options                             --                53,000
     Payments of capital lease obligations                                (35,000)            (47,000)
                                                                      -----------         -----------

          Net cash used in financing activities                          (482,000)         (1,610,000)
                                                                      -----------         -----------
NET DECREASE IN CASH                                                     (414,000)            (22,000)

CASH, BEGINNING OF PERIOD                                                 470,000             142,000
                                                                      -----------         -----------

CASH, END OF PERIOD                                                   $    56,000         $   120,000
                                                                      ===========         ===========
SUPPLEMENTARY DISCLOSURE OF
  CASH FLOW INFORMATION:

  Cash paid for interest                                              $   350,000         $   605,000
                                                                      ===========         ===========






       The accompanying notes are an integral part of these statements.

                     THE SCORE BOARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PREPARATION

The financial information furnished herein includes, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of financial position as of March 31, 1997 and the results of operations and cash flow for the three months ended March 31, 1997 and April 30, 1996.

2.   CHANGE IN REPORTING PERIOD

In December 1996, the Company changed its fiscal year end from January 31st to December 31st, making the first quarter of the current reporting year end on March 31st, as compared to the prior year quarter which ended on April 30th.

3.   NET LOSS PER SHARE

Net loss per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. Common stock equivalents are not considered in the calculation of net loss per share since they would be antidilutive.

4.   BANK INDEBTEDNESS

The Company has a three-year revolving credit facility with Congress Financial Corporation which expires in July 1998. Borrowings under the facility are available up to $12,000,000, subject to availability, based on eligible accounts receivable and inventories, as defined. Interest is charged at prime plus 2%. The facility is secured by essentially all of the Company's assets and subject to financial and non-financial covenants. The available credit, based on collateral at March 31, 1997, was $7,227,000, of which $6,296,000 was outstanding.

5.   LITIGATION

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

Results of Operations
---------------------

Quarter Ended March 31, 1997 Compared to Quarter Ended April 30, 1996.
----------------------------------------------------------------------

Following is a comparison of sales by major product category :


                                           THREE MONTHS ENDED
                                    ------------------------------------

                                    March 31, 1997        April 30, 1996
                                    --------------        --------------
Trading Cards                         $ 4,057,000           $ 2,767,000
Memorabilia                             4,996,000             7,774,000
Phone Cards                               784,000             2,728,000
Other                                   1,345,000               925,000
                                      -----------           -----------

                                      $11,182,000           $14,167,000
                                      ===========           ===========


The decrease in net sales was primarily due to lower sales of memorabilia and prepaid telephone calling cards. The decrease in memorabilia sales primarily relates to the loss of a large retail account. The decline in sales of prepaid calling cards was due to a decrease in demand for collectible calling cards and the timing of shipment of utility-based calling card products. These decreases were partially offset by increases in trading card sales resulting from the release of new trading card products, and increases in other sales resulting from additional sublicensing revenues.

Despite the decrease in revenues, the Company's gross profit remained relatively constant, with margins increasing from 25% to 33%. The increase in gross margins was primarily due to the increase in sublicensing revenues, which have minimal associated costs, and the Company's continued focus on controlling costs and increasing margins.

The Company's selling expenses increased ($2,338,000 in 1997 as compared to $1,962,000 in 1996) while general and administrative expenses declined ($2,590,000 in 1997 as compared to $3,136,000 in 1996). While the Company's variable selling expenses, such as royalties and commissions, declined due to lower revenues, such decreases were offset by increases in advertising expenditures and costs associated with the Company's product redemption programs. General and administrative expenses, such as payroll and general operating expenses, decreased as a result of the Company's expense control program.

Liquidity and Capital Resources

The Company generated $103,000 in cash flow from operations primarily due to decreases in accounts receivable and increases in accounts payable. These sources of cash were offset by the net loss from operations. Accounts receivable decreased primarily due to increased cash collections and returns. Accounts payable increased due to increases in purchasing and timing of payments.

The Company has a three year revolving credit facility from Congress Financial Corporation (the "Bank") which expires in July 1998. Borrowings under the facility are available up to $12,000,000, subject to availability, based on eligible inventory and accounts receivable, as defined. Interest is charged at prime rate plus 2%. The facility is secured by essentially all of the Company's assets. At May 13, 1997, the outstanding balance of $4,889,000, was the maximum credit available.

The Company has incurred significant losses during each of the past three fiscal years and during the three months ended March 31, 1997. Total stockholders equity has decreased to a deficit of $2,826,000, and the Company had negative working capital of $930,000 at March 31, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to attain satisfactory levels of future cash flows from profitable operations, and the ability to meet covenant requirements of the Bank.

                           Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

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


                                       THE SCORE BOARD, INC.


Date:  May 15, 1997                    By:   /s/ Ken Goldin
                                             ----------------
                                             Ken Goldin, Chairman and
                                             Chief Executive Officer


Date:  May 15, 1997                    By:   /s/ Michael D. Hoppman
                                             ------------------------
                                             Michael D. Hoppman,
                                             Vice President, Finance