Form 10-Q
period 1997-06-30
SCORE BOARD INC
filed 1997-08-14
CIK 813013

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ------------


  (Mark One)

[X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          June 30, 1997
                              --------------------------------------------------
                                       OR

[ ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR   15  (d) OF  THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the transition period from         to
                               -------------------------------------------------
 Commission File No                0-16913
                   -------------------------------------------------------------

                             THE SCORE BOARD, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         New Jersey                                     22-2766077
--------------------------------            -------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)


            1951 Old Cuthbert Road Cherry Hill, New Jersey 08034
________________________________________________________________________________
                   (Address of principal executive offices)
                                  (Zip Code)


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

                              Yes  X      No
                                 -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares outstanding on June 30, 1997 was 14,689,142 .

Total No. of Pages:  23
Exhibit Index: Page   9

                             THE SCORE BOARD, INC.

                                     INDEX


PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of
             June 30, 1997 (Unaudited) and
             December 31, 1996                             3

            Consolidated Statements of Operations
             For the Three and Six Months Ended
             June 30, 1997 and July 31, 1996 (Unaudited)   4

            Consolidated Statements of Cash Flow
             For the Six Months Ended June 30,
             1997 and July 31, 1996 (Unaudited)            5

            Notes to Consolidated Financial
             Statements (Unaudited)                        6

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.                                   7-8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                              8

Item 6.     Exhibits and Reports on Form 8-K               9

            Signature Page                                 9


                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS


                                                                    JUNE 30,    DECEMBER 31,
                                                                  ------------ --------------
                                                                      1997          1996
                                                                  ------------ --------------
CURRENT ASSETS:                                                   (UNAUDITED)
  Cash                                                            $   137,000    $   470,000
  Accounts receivable, net of reserve for returns and doubtful
    accounts of $2,400,000 and $3,200,000                           7,722,000      6,157,000
  Inventories                                                       9,888,000     10,250,000
  Prepaid expenses                                                    872,000        741,000
  Prepaid contracts                                                   143,000        269,000
  Income taxes receivable                                                  --           --
                                                                  -----------    -----------
     Total current assets                                          18,762,000     17,887,000

  FIXED ASSETS, - net                                               1,240,000      1,578,000
  INTANGIBLE AND OTHER ASSETS, - net                                  583,000        815,000
                                                                  -----------    -----------
                                                                  $20,585,000    $20,280,000
                                                                  ===========    ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Bank indebtedness                                              $  6,038,000   $  6,743,000
  Accounts payable                                                  10,420,000     6,749,000
  Accrued liabilities                                                3,614,000     4,080,000
                                                                  ------------  ------------
     Total current liabilities                                      20,072,000    17,572,000
                                                                  ------------  ------------
SUBORDINATED DEBENTURES                                              4,000,000     4,000,000
                                                                  ------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value, authorized
    10,000,000 shares; none issued                                       --            --
  Common stock - $.01 par value, authorized
    30,000,000 shares; issued 14,689,142 shares at
    March 31, 1997 and December  31, 1996                              147,000       147,000
  Additional paid-in capital                                        29,427,000    29,427,000
  Accumulated deficit                                              (33,061,000)  (30,866,000)
                                                                   ------------  ------------
     Total stockholders' equity (deficit)                           (3,487,000)   (1,292,000)
                                                                   ------------  ------------
                                                                   $20,585,000   $20,280,000
                                                                   ===========   ===========


       The accompanying notes are an integral part of these statements.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                               -------------------------------------------------------------
                                                JUNE 30, 1997  JULY 31, 1996  JUNE 30, 1997  JULY 31, 1996
                                               --------------- -------------- -------------- ---------------
NET SALES                                       $14,455,000   $  9,543,000   $ 25,637,000    $  23,710,000
                                                -----------   ------------   ------------    -------------
COST OF GOODS SOLD                                9,710,000     14,342,000     17,242,000       24,954,000
                                                -----------   ------------   ------------    -------------
GROSS PROFIT                                      4,745,000     (4,799,000)     8,395,000       (1,244,000)
                                                -----------   ------------   ------------    -------------
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                        5,153,000      6,838,000     10,081,000       11,936,000
                                                -----------   ------------   ------------    -------------
REALIGNMENT, RESTRUCTURING AND DISCONTNUANCE
  OF PRODUCT LINES                                     0.00           0.00           0.00             0.00
                                                -----------   ------------   ------------    -------------
SECURITIES LITIGATION SETTLEMENT                       0.00           0.00           0.00             0.00
                                                -----------   ------------   ------------    -------------
NET PROCEEDS FROM INSURANCE                              --           0.00             --             0.00
                                                -----------   ------------   ------------    -------------
NET LOSS FROM OPERATIONS                           (408,000)   (11,637,000)    (1,686,000)     (13,180,000)
                                                -----------   ------------   ------------    -------------
INTEREST EXPENSE                                    253,000        327,000        509,000          846,000
                                                -----------   ------------   ------------    -------------
NET LOSS BEFORE INCOME TAXES
   AND EXTRAORDINARY GAIN                          (661,000)   (11,964,000)    (2,195,000)     (14,026,000)
                                                -----------   ------------   ------------    -------------
INCOME TAXES (BENEFIT)                                 0.00           0.00           0.00             0.00
                                                -----------   ------------   ------------    -------------
NET LOSS BEFORE
   EXTRAORDINARY GAIN                              (661,000)   (11,964,000)    (2,195,000)     (14,026,000)
                                                -----------   ------------   ------------    -------------
EXTRAORDINARY GAIN RESULTING
  FROM EARLY EXTINGUISHMENT OF
  DEBT                                                 0.00        954,000           0.00          954,000
                                                -----------   ------------   ------------    -------------
NET LOSS                                        $  (661,000)  $(11,010,000)  $ (2,195,000)   $ (13,072,000)
                                                ===========   ============   ============    =============
NET LOSS PER SHARE BEFORE
  EXTRAORDINARY GAIN                            $     (0.04)  $      (0.94)  $      (0.15)   $       (1.14)
                                                ===========   ============   ============    =============
NET LOSS PER SHARE                              $     (0.04)  $      (0.86)  $      (0.15)   $       (1.06)
                                                ===========   ============   ============    =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                    14,689,000     12,762,000     14,689,000       12,294,000
                                                ===========   ============   ============    =============

       The accompanying notes are an integral part of these statements.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                        SIX MONTHS ENDED
                                                                                --------------------------------
                                                                                 JUNE 30, 1997    JULY 31, 1996
                                                                                ---------------  ---------------
OPERATING ACTIVITIES:

     Net loss                                                                       $ (2,195,000)  $ (13,072,000)
     Adjustments to reconcile net loss to
       net cash provided by operating activities:
       Realignment,restructuring and discontinuance of product lines
       Cash used in restructuring                                                            --        (324,000)
       Depreciation                                                                      372,000        748,000
       Provision for doubtful accounts and reserve for returns                           180,000        449,000
       Amortization of intangible assets                                                 106,000        452,000
       Gain on early extinguishment of debt0.00                                             -          (954,000)
     Changes in operating assets and liabilities:
       Accounts receivable                                                            (1,745,000)     5,688,000
       Inventories                                                                       362,000      4,278,000
       Prepaid expenses and contracts                                                     (5,000)     3,079,000
       Other assets                                                                      126,000       (308,000)
       Accounts payable                                                                3,671,000      2,189,000
       Accrued liabilities                                                              (414,000)       453,000
       Income tax receivable                                                                 --             --
                                                                                    ------------   ------------
          Net cash provided by operating activities                                      458,000      2,678,000
                                                                                    ------------   ------------
INVESTING ACTIVITIES:
     Business acquisitions                                                                   --             --
     Purchases of fixed assets                                                           (34,000)      (537,000)
     Proceeds from sales of fixed assets                                                                    --
                                                                                    ------------   ------------
          Net cash used in investing activities                                              --             --
                                                                                    ------------   ------------
FINANCING ACTIVITIES:
   Repayments of bank indebtedness                                                      (705,000)    (2,218,000)
   Proceeds from the exercise of stock options  0.00                                                    115,000
   Payments of capital lease obligations                                                 (52,000)       (94,000)
   Deferred financing costs                                                                  --             --
                                                                                    ------------   ------------
          Net cash used in financing activities                                         (757,000)    (2,197,000)
                                                                                    ------------   ------------
NET DECREASE IN CASH                                                                    (333,000)       (56,000)

CASH,  BEGINNING OF PERIOD                                                               470,000        142,000
                                                                                    ------------   ------------
CASH,  END OF PERIOD                                                                $    137,000   $     86,000
                                                                                    ============   ============
SUPPLEMENTARY DISCLOSURE OF
  CASH FLOW INFORMATION:

  Cash paid for interest                                                            $    694,000   $    865,000
                                                                                    ============   ============
  Cash received for income taxes                                                            --              --
                                                                                    ============   ============
  Capital leases                                                                    $       --          354,000
                                                                                    ============   ============
       The accompanying notes are an integral part of these statements.

                     THE SCORE BOARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PREPARATION

The financial information furnished herein includes, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of financial position as of June 30, 1997 and the results of operations and cash flow for the six months ended June 30, 1997 and July 31, 1996.

2.   CHANGE IN REPORTING PERIOD

In December 1996, the Company changed its fiscal year end from January 31st to December 31st, making the second quarter of the current reporting year end on June 30th, as compared to the prior year quarter which ended on July 31st.

3.   NET LOSS PER SHARE

Net loss per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. Common stock equivalents are not considered in the calculation of net loss per share since they would be antidilutive.

4.   BANK INDEBTEDNESS

The Company has a three-year revolving credit facility with Congress Financial Corporation which expires in July 1998. Borrowings under the facility are available up to $12,000,000, subject to availability, based on eligible accounts receivable and inventories, as defined. Interest is charged at prime plus 2%. The facility is secured by essentially all of the Company's assets and subject to financial and non-financial covenants. The available credit, based on collateral at June 30, 1997, was $6,791,000, of which $6,038,000 was outstanding.

5.   LITIGATION

On February 14, 1995, Upper Deck Authenticated, Ltd. ("UDA") filed suit against the Company and three unaffiliated entities in the United States District Court for the Southern District of California alleging, among other things, that the Company had engaged in unfair competition and violated UDA's right to use the indicia of certain athletes on sports memorabilia and collectibles. The Company responded to UDA's suit by denying all wrongdoing and filing its own claims against UDA, Upper Deck Company and their president, charging them with unfair competition, defamation and tortious interference with current and prospective contractual relations. The Company has reached an agreement to settle these actions and exchange mutual releases. The effect of this settlement is not material to the accompanying financial statements.

6.   LONG-TERM OBLIGATIONS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
-------------

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 1997 Compared to The Three Months Ended July 31,
----------------------------------------------------------------------------
1997.
-----

Following is a comparison of sales by major product category :

                                                      THREE MONTHS ENDED
                                                ------------------------------

                                                 June 30, 1997  July 31, 1996
                                                 -------------  -------------
Trading Cards                                     $ 5,528,000     $3,273,000
Memorabilia                                         4,057,000      2,625,000
Phone Cards                                         3,888,000      2,920,000
Other                                                 982,000        725,000
                                                  -----------     ----------

                                                  $14,455,000     $9,543,000
                                                  ===========     ==========

The increase in net sales is due to increased memorabilia sales, primarily through cable television outlets, and an increase in prepaid telephone calling card sales compared to the prior year's period.

The change in gross profit from a negative gross profit of $4,799,000 for the three months ended July 31, 1996 to a positive gross profit of $4,745,000 was the result of certain reserves for inventory ($6,000,000) and player contracts and returns recorded in the 1996 period that did not occur in the 1997 period.

The Company's selling expenses decreased from $3,868,000 in 1996 to $2,926,000 in 1997. The three months ended July 31, 1996 included writedowns of guaranteed payments under various entertainment license agreements which did not reoccur in 1997. General and administrative expenses, principally payroll and related expenses, decreased ($2,227,000 in 1997 as compared to $2,963,000 in 1996) as a result of the Company's cost control program.

Interest expense decreased $74,000 as a result of the conversion of subordinated debentures into the Company's Common Stock.

Following is a comparison of sales by major product category for the six months ended June 30, 1997 and July 31, 1996, respectively:

                                                      SIX MONTHS ENDED
                                                ----------------------------

                                                June 30, 1997  July 31, 1996
                                                -------------  -------------

Trading Cards                                    $ 8,991,000    $ 6,040,000
Memorabilia                                        9,147,000     10,372,000
Phone Cards                                        4,672,000      5,648,000
Other                                              2,827,000      1,650,000
                                                 -----------    -----------

                                                 $25,637,000    $23,710,000
                                                 ===========    ===========

                                     - 7 -
                                     =====

Net sales for the six month period of the current year increased over the prior period due to an increase in miscellaneous revenues. Although memorabilia sales increased in the three months ended June 30, 1997, the sales for the six months decreased as a result of low demand in the first quarter of 1997. Net sales for the six month period were also negatively impacted by a decrease in sales of collectible prepaid telephone calling cards. Gross profit increased mainly due to the reasons noted above. Selling, general and administrative expenses were lower than the previous year primarily due to the items noted above.

Interest expense decreased $337,000 as a result of the conversion of subordinated debentures discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $458,000 in cash flow from operations primarily due to an increase in accounts payable. These sources of cash were offset by the net
loss from operations.   Accounts receivable increased primarily due to the
timing of sales at the end of the quarter. Accounts payable increased due to increases in purchasing and the timing of payments.

The Company has a three year revolving credit facility from Congress Financial Corporation (the "Bank") which expires in July 1998. Borrowings under the facility are available up to $12,000,000, subject to availability, based on eligible inventory and accounts receivable, as defined. Interest is charged at prime rate plus 2%. The facility is secured by essentially all of the Company's assets. At August 12, 1997, the outstanding balance was $6,122,000, which is the maximum credit available.

The Company has incurred significant losses during each of the past three fiscal years and during the six months ended June 30, 1997. Total stockholders equity has decreased to a deficit of $3,487,000, and the Company had negative working capital of $1,310,000 at June 30, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to attain satisfactory levels of future cash flows from profitable operations, and the ability to meet covenant requirements of the Bank.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
--------------------------

As previously disclosed, on February 14, 1995, Upper Deck Authenticated, Ltd. ("UDA") filed an action against the Company and three unaffiliated entities in the United States District Court for the Southern District of California alleging, among other things, that the Company had engaged in unfair competition and that it violated UDA's right to use the indicia of certain athletes in connection with the sale of sports memorabilia and collectibles. The Company responded to UDA's suit by denying all wrongdoing and filing its own claims against UDA, Upper Deck Company and their president, charging them with unfair competition, defamation and tortious interference with current and prospective contractual relations. In a series of Orders, the court granted the Company partial summary judgment with respect to several claims asserted against it. Shortly before the June 10, 1997 trial date, the parties negotiated a comprehensive Settlement Agreement, under which the parties have amicably resolved all of their disputes and exchanged mutual releases. As a part of the settlement, the Company's insurance company made a nominal payment to Upper Deck, LLC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

(a)  Exhibits

     (10.1)    Amendment to Employment Agreement with Ken Goldin.

     (10.2)    Employment Agreement with John F. White.

     (27)      Financial Data Schedule

(b) The Company has not filed any reports on Form 8-K during the quarter for which this report is being filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE SCORE BOARD, INC.


Date:  August 14, 1997        By:     /s/ Ken Goldin
                                    ------------------------
                                    Ken Goldin, Chairman and
                                    Chief Executive Officer


Date:  August 14, 1997        By:     /s/ William D. Minich
                                    ------------------------
                                    William D. Minich
                                    Controller