Form 10-Q
period 1997-09-30
SCORE BOARD INC
filed 1997-11-14
CIK 813013

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1997
                               -------------------------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

  For the transition period from    to
                                 -----------------------------------------------
  Commission File No.    0-16913
                     -----------------------------------------------------------

                             THE SCORE BOARD, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            New Jersey                                     22-2766077
-----------------------------------              -------------------------------
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

The number of shares outstanding on November 12, 1997 was 14,689,142.

Total No. of Pages: 9
Exhibit Index: Page 0

                             THE SCORE BOARD, INC.

                                     INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
            September 30, 1997 (Unaudited) and
            December 31, 1996                                     3

          Consolidated Statements of Operations (Unaudited)
            for the Three and Nine Months Ended
            September 30, 1997 and October 31, 1996               4

          Consolidated Statements of Cash Flows  (Unaudited)
            For the Nine Months Ended September 30,
            1997 and October 31, 1996                             5

          Notes to Consolidated Financial
            Statements (Unaudited)                              6-7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations.                                         7-9

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                        9

          Signature Page                                          9

                     The Score Board, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                                  (Unaudited)
                                                                 September 30,   December 31,
                                                                      1997           1996
                                                                 --------------  -------------
    ASSETS
Current assets:
 Cash                                                             $    495,000   $    470,000
 Accounts receivable, net of reserve for returns and doubtful
  accounts of $2,500,000 and $3,200,000                             11,707,000      6,157,000
 Inventories                                                         8,987,000     10,250,000
 Prepaid expenses and other                                            992,000        741,000
 Prepaid contracts                                                     242,000        269,000
                                                                  ------------   ------------

   Total current assets                                             22,423,000     17,887,000

Fixed assets, net                                                    1,076,000      1,578,000

Intangible and other assets, net                                       510,000        815,000
                                                                  ------------   ------------

                                                                  $ 24,009,000   $ 20,280,000
                                                                  ============   ============


    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Bank indebtedness                                                $  7,746,000   $  6,743,000
 Accounts payable                                                   10,510,000      6,749,000
 Accrued expenses                                                    4,691,000      4,080,000
                                                                  ------------   ------------

   Total current liabilities                                        22,947,000     17,572,000

Subordinated debentures                                              4,000,000      4,000,000

Stockholders' deficit:
 Preferred stock - $.01 par value, authorized 10,000,000
  shares; none issued
 Common stock - $.01 par value, authorized 30,000,000
  shares; issued 14,689,142 shares                                     147,000        147,000
 Additional paid in capital                                         29,427,000     29,427,000
 Accumulated deficit                                               (32,512,000)   (30,866,000)
                                                                  ------------   ------------
   Total stockholders' deficit                                      (2,938,000)    (1,292,000)
                                                                  ------------   ------------
                                                                   $24,009,000    $20,280,000
                                                                  ============   ============

       The accompanying notes are an integral part of these statements.

                     The Score Board, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                           Three months ended            Nine months ended
                                       September 30,  October 31,  September 30,    October 31,
                                           1997          1996           1997            1996
                                       -------------  -----------  --------------  --------------

Net Sales                                $13,328,000  $14,567,000    $38,965,000    $ 38,277,000
Cost of goods sold                         7,861,000    8,854,000     25,103,000      33,808,000
                                         -----------  -----------    -----------    ------------

Gross profit                               5,467,000    5,713,000     13,862,000       4,469,000

Selling, general and administrative
   expenses                                4,622,000    4,806,000     14,703,000      16,742,000
                                         -----------  -----------    -----------    ------------

Income (loss) from operations                845,000      907,000       (841,000)    (12,273,000)

Interest expense                             296,000      307,000        805,000       1,153,000
                                         -----------  -----------    -----------    ------------

Income (loss) before income taxes
  and extraordinary gain                     549,000      600,000     (1,646,000)    (13,426,000)
Income taxes                                       -            -              -               -
                                         -----------  -----------    -----------    ------------

Income (loss) before
  extraordinary gain                         549,000      600,000     (1,646,000)    (13,426,000)
Extraordinary gain resulting from
  early extinguishment of debt                     -            -              -         954,000
                                         -----------  -----------    -----------    ------------

Net income (loss)                        $   549,000  $   600,000    $(1,646,000)   $(12,472,000)
                                         ===========  ===========    ===========    ============

Income (loss) per share before
  extraordinary gain                     $      0.04  $      0.05    $     (0.11)   $      (1.07)
                                         ===========  ===========    ===========    ============

Net income (loss) per share              $      0.04  $      0.05    $     (0.11)   $      (1.00)
                                         ===========  ===========    ===========    ============

Weighted average shares
  outstanding                             14,689,000   12,807,000     14,689,000      12,505,000
                                         ===========  ===========    ===========    ============




       The accompanying notes are an integral part of these statements.

                     The Score Board, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                   Nine Months ended
                                                              September 30,   October 31,
                                                                  1997           1996
                                                             --------------  -------------
Operating activities:
Net loss                                                       $(1,646,000)  $(12,472,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Cash used in restructuring                                             -       (359,000)
  Depreciation                                                     542,000      1,094,000
  Provision for doubtful accounts and reserve for returns         (591,000)       657,000
  Amortization of intangible assets                                160,000        602,000
  Gain on early extinguishment of debt                                   -       (954,000)
  Changes in operating assets and liabilities:
     Accounts receivable                                        (4,959,000)     4,735,000
     Inventories                                                 1,263,000      4,423,000
     Prepaid expenses and contracts                               (224,000)     3,258,000
     Income tax receivable                                               -        514,000
     Other assets                                                  145,000         29,000
     Accounts payable                                            3,761,000      2,082,000
     Accrued expenses                                              664,000        238,000
                                                               -----------   ------------

Net cash provided by (used in) operations                         (885,000)     3,847,000
                                                               -----------   ------------

Investing activities:
  Purchases of fixed assets                                        (40,000)    (1,222,000)
                                                               -----------   ------------

Financing activities:
  Net borrowings (repayments) of bank indebtedness               1,003,000     (2,919,000)
  Proceeds from the exercise of stock options                            -        314,000
  Payments of capital lease obligations                            (53,000)      (113,000)
                                                               -----------   ------------

Net cash provided by (used in) financing activities                950,000     (2,718,000)
                                                               -----------   ------------

Net increase (decrease) in cash                                     25,000        (93,000)

Cash, beginning of period                                          470,000        142,000
                                                               -----------   ------------

Cash, end of period                                            $   495,000   $     49,000
                                                               ===========   ============

Supplementary disclosure of cash flow information:
  Cash paid for interest                                       $   883,000   $  1,263,000
                                                               ===========   ============

  Cash received for income taxes                               $         -   $    602,000
                                                               ===========   ============



       The accompanying notes are an integral part of these statements.

                    THE SCORE BOARD, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        BASIS OF PREPARATION

The unaudited consolidated financial information furnished herein includes, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of financial position as of September 30, 1997 and the results of operations and cash flows for the three and nine months ended September 30, 1997 and October 31, 1996, respectively. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the eleven month period ended December 31, 1996, which is included in its Form 10-K filed in April 1997.

2.        CHANGE IN REPORTING PERIOD

In December 1996, the Company changed its fiscal year end from January 31st to December 31st, making the third quarter of the current reporting year end on September 30th, as compared to the prior year quarter which ended on October 31st.

3.        NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. Common stock equivalents are not considered in the earnings per share calculations, as the impact is immaterial.

4.        NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing comparability of earnings per share data on an international basis. This pronouncement is effective for periods beginning after December 15, 1997, and is not expected to have a material impact on the Company's reported earnings per share.

5.        BANK INDEBTEDNESS

The Company has a revolving credit facility with Congress Financial Corporation which expires in July 1998. Total borrowings under the facility are available up to $12,000,000, subject to availability, based on eligible accounts receivable and inventories, as defined. Interest is charged at prime plus 2%. The facility is secured by essentially all of the Company's assets and subject to financial and non-financial covenants. The available credit, based on collateral at September 30, 1997, was $9,212,000, of which $7,746,000 was outstanding. The Company was in compliance with its covenants as of September 30, 1997.

6.        EARLY EXTINGUISHMENT OF SUBORDINATED DEBT

On May 28, 1996, one of the holders of the Company's convertible subordinated debentures exchanged $3,500,000 and $3,000,000 in principal amount of the subordinated debentures, due September 1, 2002 and February 1, 2003, respectively, for 912,000 shares of the Company's Common Stock. The early retirement of the debentures resulted in a one-time extraordinary pretax gain of approximately $954,000, or $0.075 per share.

On October 28, 1997, the Company purchased and retired its remaining $4,000,000 in principal amount convertible, subordinated debentures, due September 1, 2002, for $2,300,000. The early retirement will result in an extraordinary pretax gain of approximately $1,700,000 in the Company's 1997 fourth quarter.

7.        FRONTIER CORPORATION TERMINATION OF AGREEMENTS

On October 20, 1997, the Company reached an agreement with Frontier Corporation ("Frontier") to terminate the distribution and telecommunication service agreements between the companies relating to prepaid telephone calling cards. To resolve various mutual obligations to produce and distribute calling card products and to address outstanding issues relating to usage of telecommunication services, Frontier paid the Company $5,400,000, and each party forgave outstanding trade receivables and related accounts. As a result of the agreement, the Company will record a net gain estimated to be $5,500,000 in its 1997 fourth quarter.


Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operation.
---------------------

Results of Operation
--------------------

Three Months Ended September 30, 1997 Compared to The Three Months Ended October
--------------------------------------------------------------------------------
31, 1996.
---------

Following is a comparison of net sales by major product category:

                          THREE MONTHS ENDED
                 ------------------------------------

                 September 30, 1997  October 31, 1996
                 ------------------------------------

Trading Cards           $ 6,902,000       $ 5,750,000
Memorabilia               5,288,000         5,376,000
Phone Cards                 150,000         2,519,000
Other                       988,000           922,000
                        -----------       -----------

                        $13,328,000       $14,567,000
                        ===========       ===========

The decrease in net sales was primarily due to a reduction in sales of prepaid telephone calling cards and, was partially offset by an increase in trading cards. The prior period results included a football calling card program that was not repeated in the current year and sales of products relating to a well received baseball World Series. World Series product sales will occur in the fourth quarter of 1997 due to the Company's change in fiscal year. Trading card sales increased due to special issues and programs developed during the current period.

The decrease in gross profit from $5,713,000 for the three months ended October 31, 1996 to $5,467,000 for the three months ended September 30, 1997 was primarily the result of lower sales between periods, and was partially offset by improved margins in the current year due to favorable product mix and returns experience.

The Company's selling, general and administrative expenses decreased from $4,806,000 in 1996 to $4,622,000 in 1997 as a result of the Company's continuing cost control program.

Interest expense was relatively unchanged, totaling $296,000 for the three months ended September 30, 1997 compared to $307,000 for the three months ended October 31, 1996.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended October 31,
------------------------------------------------------------------------------
1996
----

Following is a comparison of net sales by major product category:

                          NINE MONTHS ENDED
                 ------------------------------------

                 September 30, 1997  October 31, 1996
                 ------------------------------------

Trading Cards           $15,893,000       $11,790,000
Memorabilia              14,435,000        15,748,000
Phone Cards               4,822,000         8,167,000
Other                     3,815,000         2,572,000
                        -----------       -----------

                        $38,965,000       $38,277,000
                        ===========       ===========


Net sales for the nine month period of the current year had a nominal increase over the prior period. Trading card sales increased due to an increase in product releases and special programs compared to the prior period and favorable consumer response. Increased sales of trading cards through other channels of distribution, primarily sales via television outlets, also contributed to the increase. Calling card sales were lower due to programs run in the prior period that were not repeated in the current period.

The gross profit increase is primarily the result of certain charges taken by the Company in 1996 related to inventory reserves, player contracts and returns. In addition, favorable product mix in 1997 contributed to improved margins.

Selling, general and administrative expenses were lower than the previous year due to the Company's cost control program noted above.

Interest expense decreased $349,000 primarily as a result of the early retirement of certain subordinated debentures in May 1996.

Liquidity and Capital Resources

The Company used $885,000 of cash in operations in the nine months ended September 30, 1997, primarily due to an increase in trade accounts receivable, and was partially offset by a decrease in inventories and increased payables. Trade accounts receivable increased primarily due to the timing of sales at the end of the quarter. Inventories decreased due to sales of slow moving items and reduced production levels. Accounts payable increased due to the timing of payments.

The Company has a three year revolving credit facility from Congress Financial Corporation (the "Bank") which expires in July 1998. Total borrowings under the facility are $12,000,000, subject to availability, based on eligible inventory and accounts receivable, as defined. Interest is charged at prime rate plus 2%. The facility is secured by essentially all of the Company's assets. At November 12, 1997, the outstanding balance was $5,676,000. The maximum credit available was $6,754,000.

The $5,400,000 proceeds from the termination of the Company's agreements with Frontier Corporation (see footnote 7 to the financial statements) were used to extinguish the Company's remaining $4,000,000, convertible, subordinated debentures for $2,300,000 (see footnote 6 to the financial statements) and to reduce accounts payable and accrued expense levels.

The Company has incurred significant losses during each of the past three fiscal years and during the nine months ended September 30, 1997. Total stockholders' deficit has increased to a deficit of $2,938,000, and the Company had negative working capital of $524,000 at September 30, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to attain satisfactory levels of future cash flows from profitable operations, and the ability to meet covenant requirements of the Bank.


                          Part II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.
----------------------------------------

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


                                    THE SCORE BOARD, INC.


Date: November 14, 1997       By:    /s/John F. White
                                    -----------------
                                    Chief Operating Officer



Date: November 14, 1997       By:    /s/Kenneth A. Marrama
                                    ----------------------
                                    Vice President Finance